Form 10QSB
period 1997-09-30
NEUTRAL POSTURE ERGONOMICS INC
filed 1997-11-14
CIK 1042488

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
        (Exact name of small business issuer as specified in its charter)


                  TEXAS                                   74-2563656
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


         3904 N. TEXAS AVENUE
             BRYAN, TEXAS                                    77803
(Address of principal executive offices)                  (Zip code)



         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (409) 778-0502


         CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES NO X

         STATE THE NUMBERS OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE; NOVEMBER 10, 1997.

           CLASS                      SHARES OUTSTANDING AS OF NOVEMBER 10, 1997
-----------------------------         ------------------------------------------
COMMON STOCK, $0.01 PAR VALUE                          3,200,000


================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                    for the Quarter Ended September 30, 1997

                                   (Unaudited)


                                                                                                                Page
                                                                                                               Number
PART I  FINANCIAL INFORMATION

      Item 1.  Condensed Financial Statements

        Condensed Balance Sheets as of September 30, 1997 and June 30, 1997 . . . . . . . . . . . . . . . .       1

        Condensed Statements of Income for the Three Months Ended September 30, 1997 and 1996 . . . . . . .       2

        Condensed Statements of Cash Flows for the Three Months Ended September 30, 1997 and 1996 . . . . .       3

        Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Income  . . . . .       5


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . .       8

      Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .       9

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                                                       ASSETS
                                                                                    SEPTEMBER 30,       JUNE 30,
                                                                                         1997             1997
                                                                                    ------------      -----------
                                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents .................................................     $   177,904      $   294,014
     Accounts receivable - net .................................................       1,472,929        1,124,227
     Inventories ...............................................................         566,723          507,577
     Deferred Offering Costs ...................................................         325,369             --
     Prepaid expenses and other ................................................         150,637          156,947
                                                                                     -----------      -----------
             Total current assets ..............................................       2,693,562        2,082,765
Property and Equipment - Net ...................................................       1,441,057        1,434,939
Notes Receivable - shareholders ................................................         118,175          118,175
Deposits and Other .............................................................          81,375           62,162
                                                                                     -----------      -----------
             Total .............................................................     $ 4,334,169      $ 3,698,041
                                                                                     ===========      ===========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt .........................................     $    26,077      $    26,077
     Accounts payable ..........................................................         638,224          755,264
     Accrued liabilities .......................................................         845,199          563,135
     Income taxes payable ......................................................          61,724           47,706
     Distributions payable to shareholders .....................................            --            100,000
                                                                                     -----------      -----------
             Total current liabilities .........................................       1,571,224        1,492,182
Long-Term Debt - Less current portion ..........................................         800,196          606,591

Shareholders' Equity:
     Common stock: $.01 par value; 14,000,000 shares authorized; 2,300,000
         shares issued and outstanding .........................................          23,000           23,000
     Additional paid-in capital ................................................         425,345          382,000
     Retained earnings .........................................................       1,681,499        1,373,238
     Accounts and notes receivable - shareholders ..............................         (95,845)         (95,845)
     Deferred compensation - stock options granted .............................         (71,250)         (83,125)
                                                                                     -----------      -----------
             Total shareholders' equity ........................................       1,962,749        1,599,268
                                                                                     -----------      -----------
             Total .............................................................     $ 4,334,169      $ 3,698,041
                                                                                     ===========      ===========




                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                       FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       1997             1996
                                                                                   -----------      -----------
Net Sales ....................................................................     $ 2,949,237      $ 2,969,648
Cost of Sales ................................................................       1,791,611        1,848,978
                                                                                   -----------      -----------
Gross Profit .................................................................       1,157,626        1,120,670
Operating Expenses:
   Selling ...................................................................         313,590          277,512
   General and administrative ................................................         505,824          570,913
                                                                                   -----------      -----------
        Total ................................................................         819,414          848,425
                                                                                   -----------      -----------
Operating Income .............................................................         338,212          272,245
Other Income (Expense):
   Interest expense ..........................................................         (16,184)         (41,728)
   Interest income ...........................................................             252            1,097
   Other .....................................................................            --              4,796
                                                                                   -----------      -----------
        Total ................................................................         (15,932)         (35,835)
                                                                                   -----------      -----------
Income Before Income Taxes ...................................................         322,280          236,410
                                                                                   -----------      -----------
Pro Forma Income Taxes  (Note 3)  ............................................         118,827           87,115
                                                                                   ===========      ===========
Pro Forma Net Income .........................................................     $   203,453      $   149,295
                                                                                   ===========      ===========
Pro Forma Net Income Per Common Share ........................................     $       .08      $       .06
                                                                                   ===========      ===========

  Weighted Average Common and Common Equivalent Shares Outstanding ...........       2,500,000        2,500,000
                                                                                   ===========      ===========





                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  FOR THE THREE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                               --------------------------
                                                                                    1997           1996
                                                                                 ---------      ---------
Operating Activities:
     Pro forma net income ..................................................     $ 203,453      $ 149,295
     Noncash items in net income:
         Depreciation - property and equipment .............................        44,862         36,340
         Amortization of deferred compensation .............................        11,875           --
         Amortization of patent and licensing agreement ....................         6,304           --
     Changes in operating working capital:
         Accounts receivable ...............................................      (348,702)      (461,165)
         Inventories .......................................................       (59,146)        22,099
         Prepaid expenses and other ........................................         6,310         (6,277)
         Accounts payable ..................................................      (117,040)       133,299
         Accrued liabilities ...............................................        18,506         58,606
         Income taxes payable ..............................................        14,018          1,315
         Notes receivable - shareholders ...................................      (100,000)          --
         Deposits and other ................................................       (25,517)       (18,431)
                                                                                 ---------      ---------
              Pro forma net cash used for operating activities .............      (345,077)       (84,919)
     Pro forma income tax expense ..........................................       104,809         90,979
                                                                                 ---------      ---------
              Historical net cash from (used for) operating activities .....      (240,268)         6,060
                                                                                 ---------      ---------

Investing Activities:
     Additions to property and equipment ...................................       (50,980)       (87,053)
     Proceeds from sale of property and equipment ..........................          --             --
                                                                                 ---------      ---------
              Net cash used for investing activities .......................       (50,980)       (87,053)
                                                                                 ---------      ---------

Financing Activities:
     Issuance of debt ......................................................       200,000        259,483
     Payments on debt ......................................................        (6,395)        (5,158)
     Capital contribution by shareholders ..................................        43,345           --
     Stock offering costs ..................................................       (61,812)          --
                                                                                 ---------      ---------
              Net cash from financing activities ...........................       175,138        254,325
                                                                                 ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents ...........................      (116,110)       173,332

Cash and Cash Equivalents:
     Beginning of period ...................................................       294,014         39,623
                                                                                 ---------      ---------
     End of period .........................................................     $ 177,904      $ 212,955
                                                                                 =========      =========






                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

              The condensed interim financial statements included herein have been prepared by Neutral Posture Ergonomics, Inc. ("Neutral Posture" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, for the year ended June 30, 1997 included in the Company's Registration Statement on Form SB-1, as amended. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.


2.     INVENTORIES

              Inventories consist primarily of raw materials and are stated at the lower of cost (on the first-in, first-out method) or market.


3.     PRO FORMA INCOME TAXES

              Effective April 1, 1996, the Company elected taxation status as an S corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders on their individual income tax returns. Pro forma income taxes represent the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation in the three month periods ended September 30, 1997 and 1996. Upon completion of the public offering as described in note 4 below, the Company terminated its status as an S corporation and is subject to such income taxes.


4.     SUBSEQUENT EVENTS

              On October 9, 1997, the Company declared a cash dividend to its shareholders of record on that date in the amount of $.0587 per share, for a total distribution of $135,000, to provide for those shareholders' estimated federal income tax obligations attributable to the Company's earnings for the period from July 1, 1997 through the Termination Date. The cash dividend was paid on October 14, 1997 from earnings of the Company.

              On October 21, 1997, the Company completed an initial public offering of common stock and the private placement of common stock warrants. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses were approximately $4.5 million for the 900,000 new common shares issued by the company. Selling shareholders sold 434,000 common shares for which the Company received no benefit. The Company intends to use the net proceeds from the offering (i) to develop, manufacture and market computERGO(TM), (ii) to seek to obtain ISO 9000 certification, (iii) to enhance the Company's core products and to develop additional ergonomic products, (iv) to add engineering and marketing resources, (v) to repay outstanding bank indebtedness, and (vi) for working capital.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF INCOME

         GENERAL. The Company generates revenue through sales of its products to corporate customers and retailers through independent sales representatives, who generally are paid a commission for each unit sold. These independent sales representatives channel sales through dealers located throughout the United States who acquire the products from the Company at a discount from suggested retail and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

         Because the Company is utilizing what it believes are "value-added" dealers, the Company has been able to increase sales of higher priced models. The Company believes that those end-users reached through such higher quality dealers generally prefer, in addition to the value-added services of such dealers, its higher-priced models inasmuch as the Company believes the purchasing decisions of such end-users are not focused solely on price but also on other factors.

         RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated:

                                                     Three Months Ended
                                                        September 30,
                                              ---------------------------------
                                                   1997              1996
                                              ---------------    --------------
Net sales                                               100.0%            100.0%
Cost of sales                                            60.7              62.3
                                              ---------------    --------------
Gross profit                                             39.3              37.7
Selling, general and administrative expenses             27.8              28.5
                                              ---------------    --------------
Operating income                                         11.5               9.2
                                              ===============    ==============

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net Sales. Net sales for the three months ended September 30, 1997 remained flat at approximately $3.0 million as compared to the three months ended September 30, 1996. The number of units sold decreased approximately 12%, but was offset by an increase in average selling price due to the Company's strategy of shifting the product mix of sales to higher priced models sold to or through dealers and a reduction in sales to a large lower margin customer. The decrease in unit sales is primarily a result of the transition from selling directly to end-users to selling primarily to or through dealers.

         Gross Profit. Gross profit for the three months ended September 30, 1997 was $1.2 million, or approximately 39.3% of net sales as compared to $1.1 million, or 37.7% of net sales for the similar three month period in 1996. Although the cost per chair remained relatively flat, these increases in gross profit were the result of the shift in strategy to sales of higher priced models as discussed in "Net Sales" above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $819,414 for the three months ended September 30, 1997, decreasing slightly from $848,425 for the three months ended September 30, 1996. The decrease is primarily attributable to reduction in legal fees partially offset by increases in advertising costs. As a percentage of sales, the Company's selling, general and administrative expenses decreased to 27.8% for the three month period in 1997 as compared to 28.5% for the similar three month period in 1996.

         Operating Income. As a result of the foregoing, operating income for the three month period ended September 30, 1997 was $338,212, increasing $65,967, or approximately 24%, from $272,245 for the three months ended September 30, 1996. As a percentage of sales, operating income increased to 11.5% for the three month period in 1997 from 9.2% from the similar period in 1996.

         LIQUIDITY AND CAPITAL RESOURCES. In October, 1997, the Company completed an initial public offering of common stock. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses were approximately $4.5 million. The Company intends to use the net proceeds from the offering (i) to develop, manufacture and market computERGO(TM), (ii) to seek to obtain ISO 9000 certification, (iii) to enhance the Company's core products and to develop additional ergonomic products, (iv) to add engineering and marketing resources, (v) to repay outstanding bank indebtedness, and (vi) for working capital.

         The Company's other sources of capital are net cash provided by operating activities and availability of funds under the Revolving Credit Facility discussed below. The Company's primary capital requirements, excluding items covered above, are to fund component parts inventory, receivables, research and development activities, and product improvements.

         The Company currently maintains a $2.0 million Revolving Credit Facility. The amount available under the Revolving Credit Facility is determined based on a percentage of eligible receivables. At September 30, 1997, the amount outstanding under this facility was $200,000. The Company also maintains a Term Facility in the amount of $500,000 to fund equipment and mold purchases. No amounts were borrowed under this facility. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth and levels of debt compared to net worth. As of September 30, 1997, the Company was in compliance with such restrictions and covenants.

         Cash used for operating activities totaled $345,077 (before pro forma income taxes) for the three months ended September 30, 1997, as compared to cash used for operating activities of $84,919 for the three months ended September 30, 1996. The increase in the amount of cash used for operating activities was primarily the result of changes in working capital primarily related to decreases in accounts payable and increases in receivables, partially offset by increases in net income.

         Cash used in investing activities totaled $50,980 and $87,053 for the three months ended September 30, 1997 and 1996, respectively, and was primarily comprised of miscellaneous capital expenditures. During the remainder of fiscal year 1998, the Company expects to continue to make capital expenditures in connection with manufacturing equipment, office and computer equipment and other items as outlined above related to the initial public offering.

         Financing activities provided funds totaling $175,138 and $254,325 for the three months ended September 30, 1997 and 1996, respectively. The funds provided for both periods were primarily generated from borrowings under the credit facilities in place and were used to fund interim working capital needs and approximately $62,000 of offering cost related to the initial public offering.

         In October 1997, prior to consummation of the initial public offering, the Company declared and paid a cash dividend totaling $135,000 to its existing shareholders. This cash dividend is an amount to cover the present shareholders' estimated federal and state income tax obligations attributable to the Companys' Subchapter S earnings for the period from July 1, 1997 through consummation of the initial public offering. The Company has no intention of declaring or paying any other dividend to its shareholders after the initial public offering is completed.

         The Company entered into an agreement with a third party early in 1997 to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company had paid approximately $150,000 through September 30, 1997 and expects to pay the remaining $250,000 upon completion of these molds in November 1997.

         The Company believes that cash flow from operations, together with the net proceeds from the public offering and its unused capacity under the Revolving Credit Facility should be sufficient to fund its anticipated operating needs, and capital expenditures through fiscal year 1998. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

         CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "General" "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, changes in relationships with customers including, but not limited to, the Company's relationship with its significant customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and raw materials and other factors that generally affect businesses.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

       This information has been previously reported on pages 27 and 28 of the Company's Registration Statement on Form SB-1 (the "Registration Statement"), File No. 333-33675.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (a) This information has been previously reported on pages 35 through 37 of the Registration Statement.

             (b)      Not applicable.

             (c) This information has been previously reported on pages 38 and 39 of the Registration Statement.

             (d)     (1)     The Company filed the Registration Statement, which
                             was declared effective by the Securities and Exchange Commission on October 16, 1997.

                     (2) The offering pursuant to the Registration Statement commenced on October 20, 1997.

                     (3)     (i) The offering has terminated but did not do so
                                 before the sale of all securities registered pursuant to the Registration Statement.

                     (ii) The managing underwriter of the offering was Huberman Financial, Inc.

                     (iii) Pursuant to the Registration Statement, the Company registered its Common Stock.

                     (iv)    (1) Pursuant to the Registration Statement, the
                                 Company registered 900,000 shares of Common
                                 Stock, and the selling shareholders registered 434,000 shares of Common Stock.

                             (2) The aggregate price of the offering amount
                                 registered was $6.00 per share, for a total of $8,004,000, of which $5,400,000 was allocated to the Company and $2,604,000 was allocated to the selling shareholders.

                             (3) A total of 1,334,000 shares have been sold to
                                 date, of which 900,000 were offered by the Company and 434,000 were offered by the selling shareholders.

                             (4) The aggregate offering price of the amount sold
                                 to date was $6.00 per share, for a total of $8,004,000, of which $5,400,000 was allocated to the Company and $2,604,000 was allocated to the selling shareholders.

                      (v) On or prior to September 30, 1997, the ending date of the reporting period, the Company incurred $ 325,369 of total expenses in connection with the offering as follows:

                             (1) $0 in underwriting discounts and commissions;

                             (2) $2,942.72 for Securities and Exchange
                                 Commission Registration Fee;

                             (3) $1,471.10 for NASD filing fee;

                             (4) $22,000.00 for Nasdaq National Market Listing
                                 Fee (this amount is a reasonable estimate for the amount of expense incurred);

                             (5) $15,000 for printing expenses (this amount is a
                                 reasonable estimate for the amount of expense incurred:

                             (6) $130,000 for accounting fees and expenses (this
                                 amount is a reasonable estimate for the amount of expenses incurred);

                             (7) $140,000 for legal fees and expenses (this
                                 amount is a reasonable estimate for the amount of expense incurred);

                             (8) $5,000.00 for fees of transfer agent and
                                 registrar (this amount is a reasonable estimate for the amount of expense incurred); and

                             (9) $8,955.18 for miscellaneous expenses (this
                                 amount is a reasonable estimate for the amount of expense incurred).

                                 None of such payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer. All of such expenses were direct or indirect payments to others.

                      (vi) The net offering proceeds to the Company after deducting total expenses in clause (v) above were approximately $4,568,000. (This amount is a reasonable estimate of the amount of net offering proceeds.)

                      (vii) On or prior to September 30, 1997, the ending date of the reporting period, the Company did not use the net offering proceeds because such net offering proceeds had not been received during such period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 11, 1997, the shareholders of the Company agreed pursuant to a unanimous consent to (i) approve and authorize the Amended and Restated 1996 Nonqualified Stock Option Plan and (ii) authorize, approve and adopt the Amended and Restated Articles of Incorporation. Seven votes were cast in favor of both of the resolutions, no votes were cast against or withheld, and there were no abstentions or broker non-votes.

        On August 12, 1997, the shareholders of the Company agreed pursuant to a unanimous consent to elect the following persons as directors of the Company until his or her successor is elected and qualified: Jerome Congleton, Ronald Jones, Cynthia Pladziewicz and James Thompson. The term of office of each of the following directors continued after the meeting: Rebecca Boenigk and David Campbell. Each of the following received the following votes:

        Person              Votes For         Votes Against       Votes Withheld       Abstentions       Broker Non-Votes

Jerome Congleton                7                   0                   0                   0                   0
Ronald Jones                    7                   0                   0                   0                   0
Cynthia Pladziewicz             7                   0                   0                   0                   0
James Thompson                  7                   0                   0                   0                   0

           On September 22, 1997, the shareholders of the Company agreed pursuant to a unanimous consent to (i) authorize and approve the Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan and (ii) authorize, adopt and approve the Amended and Restated Bylaws of the Company. Seven votes were cast in favor of both of the resolutions, no votes were cast against or withheld, and there were no abstentions or broker non-votes.

           On October 9, 1997, the shareholders of the Company agreed pursuant to a unanimous consent to authorize and approve the amendment and restatement of the Neutral Posture Ergonomics, Inc. Amended and Restated 1996 Nonqualified Stock Option Plan. Seven votes were cast in favor of the resolution, no votes were cast against or withheld, and there were no abstentions or broker non-votes.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

Exhibit No.   Exhibit
-----------   -------
  3.1          -    Amended  and  Restated  Articles  of  Incorporation  of the  Company,  filed as  Exhibit  2.1 to the
                    Registration Statement and incorporated by reference herein

  3.2          -    Amended and Restated Bylaws of the Company,  filed as Exhibit 2.2 to the Registration  Statement and incorporated by reference herein

  4.1          -    Specimen  Common  Stock  Certificate,  filed  as  Exhibit  3.1 to  the  Registration  Statement  and
                    incorporated by reference herein

 10.1          -    Employment  Agreement,  dated as of July 1, 1997 between the Company and Rebecca E.  Boenigk,  filed as Exhibit 6.1 to the Registration Statement and incorporated by reference herein

 10.2          -    Employment  Agreement,  dated as of July 1, 1997,  between the Company and David W. Campbell,  filed as Exhibit 6.2 to the Registration Statement and incorporated by reference herein

 10.3          -    Employment  Agreement,  dated as of July 1, 1997,  between the Company and David W. Ebner,  filed as
                    Exhibit 6.3 to the Registration Statement and incorporated by reference herein

 10.4          -    Employment  Agreement,  dated as of July 1, 1997,  between the Company and Gregory A. Katt, filed as
                    Exhibit 6.4 to the Registration Statement and incorporated by reference herein

 10.5          -    Consulting  Agreement,  dated as of July 1, 1997,  between  the Company  and Dr.  Jerome  Congleton, filed as Exhibit 6.5 to the Registration Statement and incorporated by reference herein

 10.6          -    Letter Agreement,  dated as of December 20, 1996,  between the Company and Shepherd  Products,  Inc.
                    filed as Exhibit 6.6 to the Registration Statement and incorporated by reference herein

 10.7          -    Amendment  to  Letter  Agreement,  dated  as of June 17,  1997  between  the  Company  and  Shepherd
                    Products,  Inc.,  filed as Exhibit 6.7 to the  Registration  Statement and incorporated by reference herein

 10.8          -    Agreement,   dated  as  of  February  21,  1995,  between  the  Company  and  the  General  Services
                    Administration,  filed as Exhibit 6.8 to the  Registration  Statement and  incorporated by reference herein

 10.9          -    Trademark  License,  dated  as of  January  12,  1997,  between  the  Company  and  Relax  the  Back
                    Franchising  Company,  filed as  Exhibit  6.9 to the  Registration  Statement  and  incorporated  by reference herein

 10.10         -    Promissory  Note,  dated as of April 30, 1997,  issued by David W. Campbell in favor of the Company, filed as Exhibit 6.10 to the Registration Statement and incorporated by reference herein

 10.11         -    Promissory  Note,  dated as of June 30, 1996,  issued by David W.  Campbell in favor of the Company, filed as Exhibit 6.11 to the Registration Statement and incorporated by reference herein

 10.12         -    Promissory  Note,  dated as of June 30,  1996,  issued  by David W.  Ebner in favor of the  Company, filed as Exhibit 6.12 to the Registration Statement and incorporated by reference herein

 10.13         -    Loan Agreement,  dated as of December 30, 1996, between the Company and Comerica  Bank-Texas,  filed as Exhibit 6.13 to the Registration Statement and incorporated by reference herein

 10.14         -    Amendment to Secured Loan Agreement,  dated as of August 12, 1997,  between the Company and Comerica
                    Bank-Texas,  filed as Exhibit  6.14 to the  Registration  Statement  and  incorporated  by reference herein

 10.15         -    Split Dollar  Insurance  Agreement,  dated as of April 28, 1997,  between the Company and Rebecca E.
                    Boenigk, filed as Exhibit 6.15 to the Registration Statement and incorporated by reference herein

 10.16         -    Life  Insurance  Agreement,  dated as of  February  20,  1997,  between  the  Company  and  David W.
                    Campbell, filed as Exhibit 6.16 to the Registration Statement and incorporated by reference herein

 10.17         -    Split  Dollar  Insurance  Agreement,  dated as of June 26,  1995,  between  the  Company and Jaye E.
                    Congleton, filed as Exhibit 6.17 to the Registration Statement and incorporated by reference herein

 10.18         -    Split Dollar  Insurance  Agreement,  dated as of January 21, 1997,  between the Company and David W.
                    Ebner, filed as Exhibit 6.18 to the Registration Statement and incorporated by reference herein

 10.19         -    Key Man Insurance  Agreement,  dated as of April 28, 1997,  between the Company and Rebecca Boenigk, filed as Exhibit 6.19 to the Registration Statement and incorporated by reference herein

 10.20         -    Key Man  Insurance  Agreement,  dated as of  February  20,  1997,  between  the Company and David W.
                    Campbell, filed as Exhibit 6.20 to the Registration Statement and incorporated by reference herein

 10.21         -    Key Man  Insurance  Agreement,  dated as of March 3, 1997,  between the  Company  and Dr.  Jerome J.
                    Congleton, filed as Exhibit 6.21 to the Registration Statement and incorporated by reference herein

 10.22         -    Neutral Posture  Ergonomics,  Inc. Amended and Restated 1996  Nonqualified  Stock Option Plan, dated as of October 9, 1997,  filed as Exhibit 6.22 to the  Registration  Statement  and  incorporated  by reference herein

 10.23         -    Neutral Posture  Ergonomics,  Inc. 1997 Omnibus  Securities Plan, dated as of July 1, 1997, filed as
                    Exhibit 6.23 to the Registration Statement and incorporated by reference here

 10.24         -    Form   of   Warrant   Agreement,   dated   as   of   October  ,  1997,   between   the  Company  and
                    Underwriter,  filed as Exhibit 6.24 to the  Registration  Statement  and  incorporated  by reference herein

 10.25         -    Agreement,  dated as of March 5,  1997,  between  the  Company  and  Jerome J.  Congleton,  filed as
                    Exhibit 6.25 to the Registration Statement and incorporated by reference herein

 10.26         -    Royalty Agreement,  dated as of July 1, 1997, between the Company and Jerome J. Congleton,  filed as
                    Exhibit 6.26 to the Registration Statement and incorporated by reference herein

 10.27         -    Assignment,  dated as of August 27,  1997,  executed by the  Company,  filed as Exhibit  6.27 to the
                    Registration Statement and incorporated by reference herein

 10.28         -    Assignment,  dated as of September  15, 1997,  between the Company and Texas A&M  University  System, filed as Exhibit 6.28 to the Registration Statement and incorporated by reference herein

 10.29         -    Assignment,  dated as of August 27, 1997, executed by Jerome J. Congleton,  filed as Exhibit 6.29 to the Registration Statement and incorporated by reference herein

 10.30         -    Loan Agreement,  dated as of April 30,1996,  between the Company and Commerce  National Bank,  filed as Exhibit 6.30 to the Registration Statement and incorporated by reference herein

 10.31         -    Loan Agreement,  dated as of April 30, 1996,  between the Company and Commerce  National Bank, filed as Exhibit 6.31 to the Registration Statement and incorporated by reference herein

 10.32         -    First  Amendment to Loan  Agreement,  dated as of October 10, 1997,  between the Company and Compass
                    Bank, filed as Exhibit 6.32 to the Registration Statement and incorporated by reference herein

 10.33         -    Second Amendment to Loan Agreement,  dated as of October 14, 1997,  between the Company and Comerica
                    Bank-Texas,  filed as Exhibit  6.33 to the  Registration  Statement  and  incorporated  by reference herein

 27.1               Financial Data Schedule


       (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report is filed

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEUTRAL POSTURE ERGONOMICS, INC.




Date:    November 14, 1997         By: /s/REBECCA E BOENIGK
                                      -----------------------------------------
                                      Rebecca E. Boenigk
                                      Chairman of the Board
                                      and Chief Executive Officer



Date:    November 14, 1997         By: /s/GREGORY A. KATT
                                      -----------------------------------------
                                      Gregory A. Katt
                                      Vice President and Chief Financial Officer
                                      (Also Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                       DESCRIPTION
-----------                                                       -----------
 3.1           -    Amended  and  Restated  Articles  of  Incorporation  of the  Company,  filed as  Exhibit  2.1 to the
                    Registration Statement and incorporated by reference herein

 3.2           -    Amended and Restated Bylaws of the Company,  filed as Exhibit 2.2 to the Registration  Statement and incorporated by reference herein

 4.1           -    Specimen  Common  Stock  Certificate,  filed  as  Exhibit  3.1 to  the  Registration  Statement  and
                    incorporated by reference herein

10.1           -    Employment  Agreement,  dated as of July 1, 1997 between the Company and Rebecca E.  Boenigk,  filed as Exhibit 6.1 to the Registration Statement and incorporated by reference herein

10.2           -    Employment  Agreement,  dated as of July 1, 1997,  between the Company and David W. Campbell,  filed as Exhibit 6.2 to the Registration Statement and incorporated by reference herein

10.3           -    Employment  Agreement,  dated as of July 1, 1997,  between the Company and David W. Ebner,  filed as
                    Exhibit 6.3 to the Registration Statement and incorporated by reference herein

10.4           -    Employment  Agreement,  dated as of July 1, 1997,  between the Company and Gregory A. Katt, filed as
                    Exhibit 6.4 to the Registration Statement and incorporated by reference herein

10.5           -    Consulting  Agreement,  dated as of July 1, 1997,  between  the Company  and Dr.  Jerome  Congleton, filed as Exhibit 6.5 to the Registration Statement and incorporated by reference herein

10.6           -    Letter Agreement,  dated as of December 20, 1996,  between the Company and Shepherd  Products,  Inc.
                    filed as Exhibit 6.6 to the Registration Statement and incorporated by reference herein

10.7           -    Amendment  to  Letter  Agreement,  dated  as of June 17,  1997  between  the  Company  and  Shepherd
                    Products,  Inc.,  filed as Exhibit 6.7 to the  Registration  Statement and incorporated by reference herein

10.8      -  Agreement, dated as of February 21, 1995, between the Company and the General Services
             Administration, filed as Exhibit 6.8 to the Registration Statement and incorporated by reference herein

10.9      -  Trademark License, dated as of January 12, 1997, between the Company and Relax the Back
             Franchising Company, filed as Exhibit 6.9 to the Registration Statement and incorporated by reference herein

10.10     -  Promissory Note, dated as of April 30, 1997, issued by David W. Campbell in favor of the Company, filed as Exhibit 6.10 to the Registration Statement and incorporated by reference herein

10.11     -  Promissory Note, dated as of June 30, 1996, issued by David W. Campbell in favor of the Company, filed as Exhibit 6.11 to the Registration Statement and incorporated by reference herein

10.12     -  Promissory Note, dated as of June 30, 1996, issued by David W. Ebner in favor of the Company, filed as Exhibit 6.12 to the Registration Statement and incorporated by reference herein

10.13     -  Loan Agreement, dated as of December 30, 1996, between the Company and Comerica Bank-Texas, filed as Exhibit 6.13 to the Registration Statement and incorporated by reference herein

10.14     -  Amendment to Secured Loan Agreement, dated as of August 12, 1997, between the Company and Comerica
             Bank-Texas, filed as Exhibit 6.14 to the Registration Statement and incorporated by reference herein

10.15     -  Split Dollar Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca E.
             Boenigk, filed as Exhibit 6.15 to the Registration Statement and incorporated by reference herein

10.16     -  Life Insurance Agreement, dated as of February 20, 1997, between the Company and David W.
             Campbell, filed as Exhibit 6.16 to the Registration Statement and incorporated by reference herein

10.17     -  Split Dollar Insurance Agreement, dated as of June 26, 1995, between the Company and Jaye E.
             Congleton, filed as Exhibit 6.17 to the Registration Statement and incorporated by reference herein

10.18     -  Split Dollar Insurance Agreement, dated as of January 21, 1997, between the Company and David W.
             Ebner, filed as Exhibit 6.18 to the Registration Statement and incorporated by reference herein

10.19     -  Key Man Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca Boenigk, filed as Exhibit 6.19 to the Registration Statement and incorporated by reference herein

10.20     -  Key Man Insurance Agreement, dated as of February 20, 1997, between the Company and David W.
             Campbell, filed as Exhibit 6.20 to the Registration Statement and incorporated by reference herein

10.21     -  Key Man Insurance Agreement, dated as of March 3, 1997, between the Company and Dr. Jerome J.
             Congleton, filed as Exhibit 6.21 to the Registration Statement and incorporated by reference herein

10.22     -  Neutral Posture Ergonomics, Inc. Amended and Restated 1996 Nonqualified Stock Option Plan, dated as of October 9, 1997, filed as Exhibit 6.22 to the Registration Statement and incorporated by reference herein

10.23     -  Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan, dated as of July 1, 1997, filed as
             Exhibit 6.23 to the Registration Statement and incorporated by reference here

10.24     -  Form of Warrant Agreement, dated as of October   , 1997, between the Company and Underwriter, filed as
             Exhibit 6.24 to the Registration Statement and incorporated by reference herein

10.25     -  Agreement, dated as of March 5, 1997, between the Company and Jerome J. Congleton, filed as
             Exhibit 6.25 to the Registration Statement and incorporated by reference herein

10.26     -  Royalty Agreement, dated as of July 1, 1997, between the Company and Jerome J. Congleton, filed as
             Exhibit 6.26 to the Registration Statement and incorporated by reference herein

10.27     -  Assignment, dated as of August 27, 1997, executed by the Company, filed as Exhibit 6.27 to the
             Registration Statement and incorporated by reference herein

10.28     -  Assignment, dated as of September 15, 1997, between the Company and Texas A&M University System, filed as Exhibit 6.28 to the Registration Statement and incorporated by reference herein

10.29     -  Assignment, dated as of August 27, 1997, executed by Jerome J. Congleton, filed as Exhibit 6.29 to the Registration Statement and incorporated by reference herein

10.30          -    Loan Agreement,  dated as of April 30,1996,  between the Company and Commerce  National Bank,  filed as Exhibit 6.30 to the Registration Statement and incorporated by reference herein

10.31          -    Loan Agreement,  dated as of April 30, 1996,  between the Company and Commerce  National Bank, filed as Exhibit 6.31 to the Registration Statement and incorporated by reference herein

10.32          -    First  Amendment to Loan  Agreement,  dated as of October 10, 1997,  between the Company and Compass
                    Bank, filed as Exhibit 6.32 to the Registration Statement and incorporated by reference herein

10.33          -    Second Amendment to Loan Agreement,  dated as of October 14, 1997,  between the Company and Comerica
                    Bank-Texas,  filed as Exhibit  6.33 to the  Registration  Statement  and  incorporated  by reference herein

27.1                Financial Data Schedule