Form 10QSB
period 1997-12-31
NEUTRAL POSTURE ERGONOMICS INC
filed 1998-02-17
CIK 1042488

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        ----------   ----------


                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
        (Exact name of small business issuer as specified in its charter)


            TEXAS                                       74-2563656
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


          3904 N. TEXAS AVENUE
           BRYAN, TEXAS 77803                           (409) 778-0502
(Address of principal executive offices)           Issuer's telephone number



     CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
         ---  ---

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE; 3,200,000, SHARES OUTSTANDING AS OF JANUARY 31, 1998.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                            YES        NO   X
                               -------   --------


================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                     for the Quarter Ended December 31, 1997

                                  (Unaudited)

                                                                                                                      Page
                                                                                                                     Number

PART I  FINANCIAL INFORMATION

      Item 1.  Condensed Financial Statements

        Condensed Balance Sheets as of December 31, 1997 and June 30, 1997 ....................................        1

        Condensed Statements of Income for the Three and Six Months Ended December 31, 1997 and 1996 ..........        2

        Condensed Statements of Cash Flows for the Six Months Ended December 31, 1997 and 1996 ................        3

        Notes to Condensed Financial Statements ...............................................................        4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Income ..............        6


PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds ......................................................       10

      Item 6.  Exhibits and Reports on Form 8-K ...............................................................       11


SIGNATURES ....................................................................................................       12

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                           DECEMBER 31,          JUNE 30,
                                                                                               1997                1997
                                                                                            -----------        -----------
                                                                                            (Unaudited)

    Current Assets:
         Cash and cash equivalents ..................................................       $ 4,785,150        $   294,014
         Accounts receivable - net ..................................................         1,655,616          1,124,227
         Inventories ................................................................           435,662            507,577
         Deferred Income Tax Benefit ................................................            93,000                 --
         Prepaid expenses and other .................................................           128,595            156,947
                                                                                            -----------        -----------
                 Total current assets ...............................................         7,098,023          2,082,765
    Property and Equipment - Net ....................................................         1,447,784          1,434,939
    Notes Receivable - shareholders .................................................           118,175            118,175
    Deposits and Other ..............................................................           115,929             62,162
                                                                                            -----------        -----------
                 Total ..............................................................       $ 8,779,911        $ 3,698,041
                                                                                            ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Current portion of long-term debt ..........................................       $    26,077        $    26,077
         Accounts payable ...........................................................           825,491            755,264
         Accrued liabilities ........................................................           492,944            563,135
         Income taxes payable .......................................................           184,685             47,706
         Distributions payable to shareholders ......................................                --            100,000
                                                                                            -----------        -----------
                 Total current liabilities ..........................................         1,529,197          1,492,182
    Long-Term Debt - Less current portion ...........................................           593,644            606,591
    Deferred income tax liability ...................................................            72,000                 --

    Shareholders' Equity:
         Common stock: $.01 par value; 14,000,000 shares authorized; 3,200,000
              and 2,300,000 shares issued and outstanding, respectively .............            32,000             23,000
         Additional paid-in capital .................................................         5,643,331            382,000
         Retained earnings ..........................................................         1,065,584          1,373,238
         Accounts and notes receivable - shareholders ...............................           (95,845)           (95,845)
         Deferred compensation - stock options granted ..............................           (60,000)           (83,125)
                                                                                            -----------        -----------
                 Total shareholders' equity .........................................         6,585,070          1,599,268
                                                                                            -----------        -----------
                 Total ..............................................................       $ 8,779,911        $ 3,698,041
                                                                                            ===========        ===========


                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    THREE MONTHS                    SIX MONTHS
                                                                  ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                              --------------------------    --------------------------
                                                                 1997           1996            1997            1996
                                                              -----------    -----------    -----------    -----------

  Net Sales ...............................................   $ 3,076,724    $ 3,052,194    $ 6,025,960    $ 6,021,842
  Cost of Sales ...........................................     1,817,516      1,971,817      3,609,127      3,820,795
                                                              -----------    -----------    -----------    -----------
  Gross Profit ............................................     1,259,208      1,080,377      2,416,833      2,201,047
  Operating Expenses:
  Selling .................................................       324,571        340,502        638,161        618,014
     General and administrative ...........................       555,582        518,594      1,061,406      1,089,507
                                                              -----------    -----------    -----------    -----------
          Total ...........................................       880,153        859,096      1,699,567      1,707,521
                                                              -----------    -----------    -----------    -----------
  Operating Income ........................................       379,055        221,281        717,266        493,526
  Other Income (Expense):
     Interest expense .....................................       (16,443)       (42,721)       (32,628)       (84,449)
     Interest income ......................................        43,750          9,591         44,008         10,688
     Other ................................................        41,687          2,510         41,682          7,306
                                                              -----------    -----------    -----------    -----------
          Total ...........................................        68,994        (30,620)        53,062        (66,455)
                                                              -----------    -----------    -----------    -----------
  Income Before Income Taxes ..............................       448,049        190,661        770,328        427,071
  Pro Forma Income Taxes (Benefit) (Note 3) ...............       140,813         (7,306)       259,640         79,810
                                                              -----------    -----------    -----------    -----------
  Pro Forma Net Income ....................................   $   307,236    $   197,967    $   510,688    $   347,261
                                                              ===========    ===========    ===========    ===========
  Pro Forma Net Income Per Common Share (EPS):
     Basic EPS ............................................   $       .10    $       .09    $       .19    $       .15
                                                              ===========    ===========    ===========    ===========
     EPS - assuming dilution ..............................   $       .10    $       .08    $       .18    $       .14
                                                              ===========    ===========    ===========    ===========
  Weighted Average Shares:

     Common Shares Outstanding ............................     3,004,348      2,300,000      2,652,174      2,300,000
                                                              ===========    ===========    ===========    ===========
     Adjusted Shares - assuming exercise of stock options..     3,141,697      2,500,000      2,786,184      2,500,000
                                                              ===========    ===========    ===========    ===========


                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     FOR THE SIX MONTHS
                                                                                --------------------------
                                                                                     ENDED DECEMBER 31,
                                                                                --------------------------
                                                                                   1997            1996
                                                                                -----------    -----------

Operating Activities:
     Pro forma net income ...................................................   $   510,688    $   347,261
     Noncash items in net income:
         Depreciation - property and equipment ..............................        97,939         75,406
         Amortization of deferred compensation ..............................        92,734             --
         Amortization of patent and licensing agreement .....................        12,609             --
     Changes in operating working capital:
         Accounts receivable ................................................      (531,389)      (203,961)
         Inventories ........................................................        71,915         58,228
         Deferred income taxes (net) ........................................       (21,000)            --
         Prepaid expenses and other .........................................        28,352         45,973
         Accounts payable ...................................................        70,227        (33,403)
         Accrued liabilities ................................................       (70,191)       (11,392)
         Income taxes payable ...............................................       136,979         15,775
         Deposits and other .................................................       (66,375)        34,405
                                                                                -----------    -----------
              Pro forma net cash provided by operating activities ...........       332,488        328,292
         Pro forma income tax expense .......................................       104,809        142,477
                                                                                -----------    -----------
              Historical net cash from provided by operating activities .....       437,297        470,769
                                                                                -----------    -----------


Investing Activities:
     Additions to property and equipment ....................................      (110,784)      (186,081)
     Proceeds from sale of property and equipment ...........................            --             --
                                                                                -----------    -----------
              Net cash used for investing activities ........................      (110,784)      (186,081)
                                                                                -----------    -----------

Financing Activities:
     Issuance of debt .......................................................       200,000             --
     Payments on debt .......................................................      (212,947)      (135,305)
     Capital contribution by S Corp. shareholders ...........................        43,345             --
     Distribution to S. Corp. shareholders (Note 5) .........................      (235,000)            --
     Proceeds from issuance of common stock .................................     5,400,000             --
     Stock offering costs ...................................................    (1,030,775)            --
                                                                                -----------    -----------
              Net cash provided by (used for) financing activities...........     4,164,623       (135,305)
                                                                                -----------    -----------

Increase in Cash and Cash Equivalents .......................................     4,491,136        149,383

Cash and Cash Equivalents:
     Beginning of period ....................................................       294,014         39,623
                                                                                -----------    -----------
     End of period ..........................................................   $ 4,785,150    $   189,006
                                                                                ===========    ===========

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

              The condensed interim financial statements included herein have been prepared by Neutral Posture Ergonomics, Inc. ("Neutral Posture" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto, for the fiscal year ended June 30, 1997 included in the Company's Registration Statement on Form SB-1, as amended. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.


2.     INVENTORIES

              Inventories consist primarily of raw materials and are stated at the lower of cost (on the first-in, first-out method) or market.


3.     PRO FORMA INCOME TAXES

              Effective April 1, 1996, the Company elected taxation status as an S corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders on their individual income tax returns. Pro forma income taxes represent the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for the applicable portion of the three and six month periods ended December 31, 1997 and 1996. Upon completion of the public offering in October 1997 as described in note 4 below, the Company terminated its status as an S Corporation and is subject to such income taxes. After that date, current and deferred income taxes have been provided for as appropriate.


4.     INITIAL PUBLIC OFFERING

              On October 20, 1997, the Company completed an initial public offering of common stock and the private placement of common stock warrants. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses were approximately $4.4 million for the 900,000 new common shares issued by the Company. Selling shareholders sold 434,000 common shares for which the Company received no benefit. In addition to the common stock issued, warrants to purchase 133,400 shares of common stock at an exercise price of $7.20 were granted to the underwriter. These warrants are exercisable over a period of four years commencing one year from consummation of the offering.

5.     DIVIDENDS

       On October 9, 1997, prior to completion of the Company's initial public offering, the Company declared a cash dividend to its S Corporation shareholders of record on that date in the amount of $.0587 per share, for a total distribution of $135,000, to provide for those shareholders' estimated federal income tax obligations attributable to the Company's S corporation earnings for the period from July 1, 1997 through the consummation of the offering. The cash dividend was paid on October 14, 1997 from earnings of the Company. The Company has no intention of declaring or paying any other dividend or making any other distribution to its shareholders in the near future. The remaining undistributed S Corporation earnings of $788,152 at the closing date of the initial public offering have been reclassified from retained earnings to additional paid in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Registration Statement on Form SB-1, as amended.

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

         Because the Company is utilizing "value-added" dealers, the Company has been able to increase sales of higher priced models. The Company believes that those end-users reached through such higher quality dealers generally prefer, in addition to the value-added services of such dealers, its higher-priced models inasmuch as the Company believes the purchasing decisions of such end-users are not focused solely on price but also on other factors.

         RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated:

                                                          Three Months Ended         Six Months Ended
                                                             December 31,              December 31,
                                                         --------------------      --------------------
                                                          1997         1996          1997        1996
                                                         --------     -------      -------      -------

       Net sales                                          100.0%       100.0%       100.0%       100.0%
       Cost of sales                                       59.1         64.6         59.9         63.4
                                                          -----        -----        -----        -----
       Gross profit                                        40.9         35.4         40.1         36.6
       Selling, general and administrative expenses        28.6         28.1         28.2         28.4
                                                          -----        -----        -----        -----
       Operating income                                    12.3          7.3         11.9          8.2
                                                          =====        =====        =====        =====

         THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1996

         Net Sales. Net sales for the three and six month periods ended December 31, 1997 remained flat at approximately $3.0 million and $6.0 million, respectively, as compared to the three and six month periods ended December 31, 1996. The number of units sold decreased approximately 13% for both 1997 periods, but was offset by an increase in average selling price due to the Company's strategy of shifting the product mix of sales to higher priced models sold to or through dealers. The decrease in units sold is primarily a result of decreased sales to a major customer that suffered a temporary strike in mid-1997.

         Gross Profit. Gross profit for the three month period ended December 31, 1997 was $1.3 million, or 40.9% of net sales, as compared to $1.1 million, or 35.4% of net sales, for the similar three month period in 1996. Gross profit for the six month period ended December 31, 1997 was $2.4 million, or 40.1% of net sales, as compared to $2.2 million, or 36.6% of net sales, for the comparable 1996 period. The gross profit percentage in the current quarter of 40.9% represents a continued improvement over the previous quarter (ended September 30, 1997) of 39.3%. Although the cost per chair remained relatively flat, these increases in gross profit were the result of the shift in strategy to sales of higher priced models as discussed in "Net Sales" above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $880,153 and $1.7 million for the three and six month periods ended December 31, 1997, remaining relatively flat as compared to similar periods in 1996. As a percentage of sales, the Company's selling, general and administrative expenses remained at approximately 28% of net sales for all periods presented.

         Operating Income. As a result of the foregoing, operating income for the three and six month periods ended December 31, 1997 was $379,055 and $717,266, respectively, increasing $157,774, or approximately 71%, from $221,281 for the three month period ended December 31, 1996 and increasing $223,740, or approximately 45% from the six month period ended December 31, 1996. As a percentage of sales, operating income increased to 11.9% for the six month period in 1997 from 8.2% from the similar period in 1996.

         Other Income (Expense). Other income (expense) increased approximately $100,000 in both l997 periods as compared to similar l996 periods. Reductions in interest expense and increases in interest income resulting from the Company's completion of its initial public offering in October 1997 accounted for a majority of the increase.

         Pro Forma Income Taxes (Benefit). For the three month period ended December 31, 1997, the effective pro forma income tax rate was approximately 31% as compared to 0% for the similar three month 1996 period due to tax credit refunds received. On an equivalent basis, using the three month 1997 period effective tax rate, net income per share would have been $.06 per share - basic and diluted for the three month period ended December 31, 1996 versus this year's $.10 per share - basic and diluted a 67% increase.

         Earnings per Share. The pro forma net income per share amounts for the three and six month periods ended December 31, 1997, and based on the weighted average share outstanding, which includes the effects of the additional 900,000 shares issued in the initial public offering in October 1997.


         LIQUIDITY AND CAPITAL RESOURCES.

         In October 1997, the Company completed an initial public offering of common stock. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses, were approximately $4.4 million. The Company intends to use the net proceeds from the offering (i) to develop, manufacture and market computERGO(TM), (ii) to seek to obtain ISO 9000 certification, (iii) to enhance the Company's core products and to develop additional ergonomic products, (iv) to add engineering and marketing resources, (v) to repay outstanding bank indebtedness, and (vi) for working capital. The Company utilized $200,000 of the proceeds to repay outstanding indebtedness on its bank credit facility as of December 31,1997.

         The Company's other sources of capital are net cash provided by operating activities and availability of funds under the Revolving Credit Facility discussed below. The Company's primary capital requirements, excluding items covered above, are to fund component parts inventory, receivables, research and development activities, and product improvements.

         The Company currently maintains a $2.0 million Revolving Credit Facility. The amount available under the Revolving Credit Facility is determined based on a percentage of eligible receivables. At December 31, 1997, no amounts were outstanding under this facility. The Company also maintains a Term Facility in the amount of $500,000 to fund equipment and mold purchases. No amounts were borrowed under this facility. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth and levels of debt compared to net worth. As of December 31, 1997, the Company was in compliance with such restrictions and covenants.

         Cash provided by operating activities totaled $332,488 (before pro forma income taxes) for the six month period ended December 31, 1997, as compared to cash provided by operating activities of $328,292 for the six month period ended December 31, 1996. Increases in net income were offset by changes in working capital related to decreases in accounts payable and increases in receivables.

         Cash used in investing activities totaled $110,784 and $186,081 for the six month period ended December 31, 1997 and 1996, respectively, and was primarily comprised of various capital expenditures. During the remainder of fiscal year 1998, the Company expects to continue to make capital expenditures in connection with manufacturing equipment, office and computer equipment and other items as outlined above related to the initial public offering.

         Financing activities provided funds totaling $4,164,623 for the six month period ended December 31, 1997. These funds were primarily generated from net proceeds from consummation of the initial public offering. For the six month period ended December 31, 1996, financing activities used funds totaling $135,305 to repay borrowings under the Company's credit facilities.

          In October 1997, prior to consummation of the initial public offering, the Company declared and paid a cash dividend totaling $135,000 to its existing S Corporation shareholders. This distribution, as well as payment of the distribution payable of $100,000 at June 30, 1997, are amounts to cover the former S Corporation shareholders' estimated federal and state income tax obligations attributable to the Company's S Corporation earnings through consummation of the initial public offering. Subsequent to the initial public offering, the Company has no intention of declaring or paying any other dividend to its shareholders in the near future.

         The Company entered into an agreement with a third party early in 1997 to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company has paid approximately $150,000 through December 31, 1997, and expects to pay the remaining $250,000 upon completion of these molds in early 1998.

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

         Year 2000 Issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company intends to purchase and implement upgrades for its current software to resolve this issue within the next twelve months. The Company does not anticipate the cost of such upgrades to be significant. The Company also plans to upgrade systems as needed that will already be year 2000 compliant. While the Company has taken every precaution to ensure that the new information system will operate properly in the year 2000, management has relied on assurances and warranties by its software vendors. As such, the Company cannot rule out the possibility of year 2000 issues.

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

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (c) On October 24, 1997, the Company granted Huberman Financial, Inc. (the "Underwriter"), the underwriter of its offering of Common Stock that commenced on October 20, 1997, warrants to purchase up to 133,400 shares of Common Stock (the "Underwriter's Warrants"). The Underwriter acquired the Underwriter's Warrants for $10.00 and for services provided by the Underwriter pursuant to the Company's offering Common Stock. Because the Underwriter was deemed to be an "accredited investor" and the issuance of the Underwriter's Warrants did not involve a public offering, the Underwriter's Warrants were issued by the Company in reliance upon certain exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), including Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The terms of exercise of the Underwriter's Warrants have been previously reported on pages 38 and 39 of the Company's Registration Statement on Form SB-I (the "Registration Statement"), File No. 333-33675.

             (d)     (1)   The Company filed the Registration Statement, which
                           was declared effective by the Securities and Exchange
                           Commission on October 16, 1997, File No. 333-33675.

                  (4)(v) From October 16, 1997 to December 31, 1997,, the Company incurred approximately $1,030,775 of expenses in connection with the offering as follows:

                           (1)  $432,000 in underwriting discounts and
                                commissions;

                           (2) $3,432 for Securities and Exchange Commission Registration Fee;

                           (3)  $1,498 for NASD filing fee;

                           (4)  $22,000 for NASDAQ National Market Listing Fee;

                           (5)  $75,817 for printing expenses;

                           (6)  $176,915 for accounting fees and expenses ;

                           (7)  $255,291 for legal fees and expenses;

                           (8)  $2,642 for fees of transfer agent and
                                registrar ; and

                           (9)  $63,180 for miscellaneous expenses

                           None of such payments were direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer. All of such expenses were direct or indirect payments to others.

                     (vii) The Company has utilized $200,000 to repay
                           outstanding indebtedness on its revolving credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.


              27.1       Financial Data Schedule


       (b)    Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEUTRAL POSTURE ERGONOMICS, INC.



Date:    February 17, 1998          By: /s/REBECCA E. BOENIGK
                                       -----------------------------------
                                        Rebecca E. Boenigk
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date:    February 17, 1998          By: /s/GREGORY A. KATT
                                       -----------------------------------
                                        Gregory A. Katt
                                        Vice President, Chief Financial
                                        Officer, Secretary and Treasurers
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              EXHIBIT
------              -------
27.1                Financial Data Schedule