Form 10QSB
period 1998-03-31
NEUTRAL POSTURE ERGONOMICS INC
filed 1998-05-14
CIK 1042488

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
        (Exact name of small business issuer as specified in its charter)


             TEXAS                                      74-2563656
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                             No.)


     3904 N. TEXAS AVENUE
      BRYAN, TEXAS 77803                              (409) 778-0502
(Address of principal executive                  (Issuer's telephone number)
           offices)



         CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LAST PRACTICABLE DATE; 3,200,000, SHARES OUTSTANDING AS OF APRIL 30, 1998.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                               YES       NO  X
                                   ---      ---


================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                      for the Quarter Ended March 31, 1998

                                   (Unaudited)


                                                                                                                    Page
                                                                                                                   Number
PART I.  FINANCIAL INFORMATION

      Item 1.  Condensed Financial Statements

        Condensed Balance Sheets as of March 31, 1998 and June 30, 1997 . . . . . . . . . . . . . . . . . . . .       1
        Condensed Statements of Income for the Three and Nine Months Ended March 31, 1998 and 1997 . .                2
        Condensed Statements of Cash Flows for the Nine Months Ended March 31, 1998 and 1997 . . . . . .              3
        Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

      Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . .  . . .       5



PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . .        9
      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10



                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                              MARCH 31,             JUNE 30,
                                                                                                1998                  1997
                                                                                          -----------------      --------------
                                                                                             (Unaudited)
    Current Assets:
         Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  . .      $        3,487,063     $       294,014
         Accounts receivable - net. . . . . . . . . . . . . . . . . . . . . . . . .               1,692,692           1,124,227
         Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,283,671             507,577
         Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . . . . .                 93,000               --
         Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . .                 154,460             156,947
                                                                                          -----------------     ---------------
                 Total current assets . . . . . . . . . . . . . . . . . . . . . . .               6,710,886           2,082,765
    Property and Equipment - net . . . . . . . . . . . . . . . . . . . . . .  . . .               1,731,649           1,434,939
    Notes Receivable - shareholders . . . . . . . . . . . . . . . . . . . . . .  . .                118,175             118,175
    Intangibles - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                229,775               --
    Deposits and Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                136,610              62,162
                                                                                          -----------------     ---------------
                 Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       8,927,095     $     3,698,041
                                                                                          =================     ===============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .      $         26,077      $        26,077

         Accounts payable . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .               997,721              755,264
         Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .  . . . . .                489,503              563,135
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . .  . . . . .                69,785               47,706
         Distributions payable to shareholders . . . . . . . . . . . . . . . . . . .                   --               100,000
                                                                                          ----------------      ---------------
                 Total current liabilities . . . . . . . . . . . . . . . . . . . . .             1,583,086            1,492,182
    Long-Term Debt - Less current portion . . . . . . . . . . . . . . . . . . . . .                587,014              606,591
    Deferred Income Tax Liability . . . . . . . . . . . . . . . . . . . . . . . . .                 72,000                --
    Shareholders' Equity:
         Common stock: $.01 par value; 14,000,000 shares authorized; 3,200,000
              and 2,300,000 shares issued and outstanding, respectively . . . . . .                 32,000               23,000
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .  . .             5,643,331              382,000
         Retained earnings . . . . . . . . . . . . . . . . . . . . . .  . . . . . .              1,150,509            1,373,238
         Accounts and notes receivable - shareholders . . . . . . . . . . . . . . .                (95,845)             (95,845)
         Deferred compensation - stock options granted . . . . . . . . . . . . . . .               (45,000)             (83,125)
                                                                                          ----------------      ---------------
                 Total shareholders' equity . . . . . . . . . . . . . . . . . . . .              6,684,995            1,599,268
                                                                                          ----------------      ---------------
                 Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      8,927,095      $     3,698,041
                                                                                          ================      ===============




                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                 THREE MONTHS                   NINE MONTHS
                                                               ENDED MARCH 31,                ENDED MARCH 31,
                                                         --------------------------    --------------------------
                                                            1998            1997          1998           1997
                                                         -----------     ----------    -----------    -----------
  Net Sales  . . . . . . . . . . . . . . . . . . . . .   $ 2,679,037    $ 3,272,596    $ 8,704,997    $ 9,294,438
  Cost of Sales . . . . . . . . . . . . . . . . . . .      1,743,992      2,033,972      5,353,119      5,854,767
                                                         -----------    -----------    -----------    -----------
  Gross Profit . . . . . . . . . . . . . . . . . . . .       935,045      1,238,624      3,351,878      3,439,671
  Operating Expenses:
     Selling . . . . . . . . . . . . . . . . . . . . .       262,595        297,816        912,756        961,465
     General and administrative . . . . . . . . . . .        596,184        515,948      1,645,589      1,559,820
                                                         -----------    -----------    -----------    -----------

          Total . . . . . . . . . . . . . . . . . . .        858,779        813,764      2,558,345      2,521,285
                                                         -----------    -----------    -----------    -----------
  Operating Income . . . . . . . . . . . . . . . . . .        76,266        424,860        793,533        918,386
  Other Income (Expense):
     Interest expense . . . . . . . . . . . . . . . .        (14,804)       (32,146)       (47,431)      (116,595)
     Interest income . . . . . . . . . . . . . . . . .        54,623          2,172         98,626         12,860
     Other . . . . . . . . . . . . . . . . . . . . . .        20,657           (973)        62,344          6,333
                                                         -----------    -----------    -----------    -----------
          Total . . . . . . . . . . . . . . . . . . .         60,476        (30,947)       113,539        (97,402)
                                                         -----------    -----------    -----------    -----------
  Income Before Income Taxes . . . . . . . . . . . . .       136,742        393,913        907,072        820,984
  Income Tax Expense (A) . . . . . . . . . . . . . . .        51,818        145,979        311,458        225,789
                                                         -----------    -----------    -----------    -----------
  Net Income (A)  . . . . . . . .. . . . . . . . . . .   $    84,924    $   247,934    $   595,614    $   595,195
                                                         ===========    ===========    ===========    ===========
  Earnings Per Share:  (A)
     Basic . . . . . . . . . . . . . . . . . . . . . .   $       .03    $       .11    $       .21    $       .26
                                                         ===========    ===========    ===========    ===========
     Diluted  . . . . . . . . .  . . . . . . . . . . .   $       .03    $       .10    $       .20    $       .24
                                                         ===========    ===========    ===========    ===========
Weighted Average Common Shares Outstanding:
     Basic  . . . . . . . . . . . . . . . . . . . . .      3,200,000      2,300,000      2,832,117      2,300,000
                                                         ===========    ===========    ===========    ===========
     Diluted  . . . . . . . . . . . . . . . . . . . .      3,342,188      2,500,000      2,968,882      2,500,000
                                                         ===========    ===========    ===========    ===========


(A) Pro Forma prior to October 1997: see Note 4.


                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              FOR THE NINE MONTHS
                                                                                ENDED MARCH 31,
                                                                          --------------------------
                                                                              1998          1997
                                                                          -----------    -----------
Operating Activities:
     Net income (A)  . . . . . . . . . . . . . .  . . . . . . . . . . .   $   595,614    $   595,195
     Noncash items in net income:
         Depreciation - property and equipment  . . . . . .  . . .  . .       140,936        116,689
         Amortization of deferred compensation  . . . . . . . . . . . .       107,734         11,250
         Amortization of patent and licensing agreement . . . . . . . .        18,913            435
         Gain on disposal of property and equipment . . . . . . . . . .          (849)        (1,610)
     Changes in operating working capital:
         Accounts receivable . . . . . . . . . . . . .  . . . . . . . .      (568,465)      (495,074)
         Inventories . . . . . . . . . . . . .  . . . . . . . . . . . .      (319,783)      (155,672)
         Deferred income taxes (net). . . . . . . . . . . . . . . . . .       (21,000)            --
         Prepaid expenses and other  . . . . . . . . . . . . .  . . . .         2,487           (760)
         Accounts payable  . . . . . . . . . . . . .  . . . . . . . . .       242,456        311,485
         Accrued liabilities . . . . . . . . . . . . .  . . . . . . . .      (193,632)       228,403
         Income taxes payable. . . . . . . . . . . . .  . . . . . . . .        22,079         34,254
         Deposits and other . . . . . . . . . . . . . . . . . . . . . .       (93,360)        30,216
                                                                          -----------    -----------
              Net cash provided by (used for) operating activities. . .       (66,870)       674,811

     Pro forma income tax expense . . . . . . . . . . . . . . . . . . .       104,809        269,977
                                                                          -----------    -----------
              Historical net cash provided by operating activities             37,939        944,788
                                                                          -----------    -----------

Investing Activities:
      Additions to property and equipment  . . . . . . . . . . . . .  .      (194,297)      (385,718)
      Proceeds from sale of property and equipment  . . . . . . . . . .         2,500         17,590
      Acquisition of patent and licensing agreement . . . . . . . . . .            --        (30,000)
      Acquisition of furniture line assets  . . . . . . . . . . . . . .       (811,086)            --
                                                                           -----------    -----------
              Net cash used for investing activities  . . . . . . . . .    (1,002,883)      (398,128)
                                                                           -----------    -----------

Financing Activities:
     Issuance of debt  . . . . . . . . . . . . .  . . . . . . . . . . .       200,000        550,000
     Payments on debt  . . . . . . . . . . . . .  . . . . . . . . . . .      (219,577)      (739,179)
     Capital contribution by S Corp. shareholders . . . . . . . . . . .        43,345             --
     Distributions to S Corp. shareholders. . . . . . . . . . . . . . .      (235,000)       (24,000)
     Proceeds from issuance of common stock  . . . . . . .  . . . . . .     5,400,000             --
     Stock offering costs  . . . . . . . . . . . . . . .. . . . . . . .    (1,030,775)            --
                                                                           ----------    -----------
              Net cash provided by (used for) financing activities . .      4,157,993       (213,179)
                                                                           ----------    -----------

Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .     3,193,049        333,481
Cash and Cash Equivalents:
     Beginning of period . . . . . . . . . . . . . . . . . . . . .  . .       294,014         39,623
                                                                           ----------    -----------
     End of period . . . . . . . . . . . . . . . . . . . . .  . . . . .    $3,487,063    $   373,104
                                                                           ==========    ===========

(A) Pro Forma prior to October 1997: see Note 4.

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     INTERIM FINANCIAL STATEMENTS

              The condensed interim financial statements included herein have been prepared by Neutral Posture Ergonomics, Inc. ("Neutral Posture" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended June 30, 1997 included in the Company's Registration Statement on Form SB-1, as amended, effective October 1997 (Reg. No. 333-33675). Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.


2.     INVENTORIES

              Inventories consist primarily of raw materials and are stated at the lower of cost (on the first-in, first-out method) or market.


3.     ASSET ACQUISITION

              On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") for $760,000 in cash and has incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $229,775 as part of the acquisition.

4.     PRO FORMA INCOME TAXES

              Effective April 1, 1996, the Company elected taxation status as an S corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders on their individual income tax returns. Pro forma income taxes represent the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for the applicable portion of the three and nine month periods ended March 31, 1998 and 1997. Upon completion of the public offering in October 1997 as described in note 5 below, the Company terminated its status as an S Corporation and is subject to federal and state income taxes. After that date, current and deferred income taxes have been provided for as appropriate.


5.     INITIAL PUBLIC OFFERING

              On October 20, 1997, the Company completed an initial public offering of common stock and the private placement of common stock warrants. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses, were approximately $4.4 million for the 900,000 shares of common stock issued by the Company. Selling shareholders sold 434,000 shares of common stock for which the Company received no proceeds. In addition to the common stock issued, warrants to purchase 133,400 shares of common stock at an exercise price of $7.20 per share were granted to the underwriter. These warrants are exercisable over a period of four years commencing one year from consummation of the offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following should be read in conjunction with the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Registration Statement on Form SB-1, as amended, dated October 1997 (Reg. No. 333-33675).

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

         Because the Company is utilizing "value-added" dealers, the Company has been able to increase sales of higher priced models in recent years. The Company believes that those end-users reached through such higher quality dealers generally prefer, in addition to the value-added services of such dealers, its higher-priced models inasmuch as the Company believes the purchasing decisions of such end-users are not focused solely on price but also on other factors.

         RESULTS OF OPERATIONS. The following table presents, for the periods indicated, income statement data expressed as a percentage of net sales:


                                                          Three Months Ended                 Nine Months Ended
                                                               March 31,                         March 31,
                                                       -----------------------          -------------------------
                                                         1998            1997              1998            1997
                                                       --------        -------          ---------        --------
       Net sales                                          100.0%         100.0%             100.0%          100.0%
       Cost of sales                                       65.1           62.2               61.5            63.0
                                                       --------        -------          ---------        --------
       Gross profit                                        34.9           37.8               38.5            37.0
       Selling, general and administrative expenses        32.1           24.8               29.4            27.1
                                                       --------        -------          ---------        --------
       Operating income                                     2.8%          13.0%               9.1%            9.9%
                                                       ========        =======          =========        ========

     THREE AND NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31,1997

         Net Sales. Net sales for the three and nine month periods ended March 31, 1998 decreased approximately $0.6 million each or 18% and 6%, respectively, as compared to the three and nine month periods ended March 31, 1997. The number of units sold decreased approximately 20% and 15%, respectively, from the three and nine month periods ended March 31, 1997, but this decrease was partially offset by an increase in average selling price due to the Company's strategy of shifting the product mix of sales to higher priced models sold to or through dealers. The decrease in units sold is primarily a result of decreased market demand for the Company's products in January, while units sold for February and March returned to the Company's anticipated levels.

         Gross Profit. Gross profit for the three month period ended March 31, 1998 was $0.9 million, or 34.9% of net sales, as compared to $1.2 million, or 37.8% of net sales, for the same three month period in 1997. Gross profit for the nine month period ended March 31, 1998 was $3.4 million, or 38.5% of net sales, as compared to $3.4 million, or 37.0% of net sales, for the comparable period ended March 31, 1997. The gross profit percentage in the current quarter of 34.9% represents a 8% reduction from the same 1997 quarter. Although the cost per chair remained relatively flat, the decrease in gross profit was primarily the result of the sales decreases related to weak market demand for the Company's products early in the quarter which were offset partially by a reduction in actual cost of sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine month periods ended March 31, 1998 increased 6% and 1% respectively, as compared to the three and nine month periods ended March 31, 1997. The increases in selling, general and administrative expenses resulted from expenses related to the acquisition of certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") and costs associated with being a public entity. These costs were partially offset by decreased selling expenses related to reduced market demand for the Company's products in January.

         Operating Income. As a result of the foregoing, operating income for the three and nine month periods ended March 31, 1998 was $76,266 and $793,533, respectively, decreasing $348,594, or approximately 82%, from $424,860 for the three month period ended March 31, 1997 and decreasing $124,853, or approximately 14%, from the nine month period ended March 31, 1997. As a percentage of net sales, operating income decreased to 9.1% for the nine month period in 1998 from 9.9% from the same period in 1997.

         Other Income (Expense). Other income (expense) increased approximately $91,000 and $211,000 for the three and nine month periods ended March 31, 1998, respectively, as compared to the same l997 periods. Reductions in interest expense and increases in interest income resulting from the Company's completion of its initial public offering in October 1997 accounted for a majority of the increase.

         Earnings per Share (EPS). The EPS amounts for the three and nine month periods ended March 31, 1998, are based on the weighted average shares outstanding for Basic EPS, which includes the effects of the additional 900,000 shares issued in the initial public offering in October 1997. Diluted EPS also includes the dilutive effect of common stock options outstanding.

     LIQUIDITY AND CAPITAL RESOURCES

         In October 1997, the Company completed an initial public offering of common stock. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses, were approximately $4.4 million. The Company intends to use the net proceeds from the offering (i) to develop, manufacture and market computERGO(TM), (ii) to seek to obtain ISO 9000 certification, (iii) to enhance the Company's core products and develop additional ergonomic products, (iv) to add engineering and marketing resources, and (v) for working capital. As of March 31, 1998, the Company used $200,000 of the net proceeds to repay outstanding indebtedness on its bank credit facility in October 1997 and used approximately $860,000 to acquire certain assets of the furniture business of Harvard. The Company has also spent a minimal amount of the net proceeds on the development of computERGO(TM). Additionally, the Company has hired a director of engineering, and subsequent to the quarter ended March 31, 1998, the Company has hired two ergonomists as technical support for the sales and marketing effort.

         The Company's other sources of capital are net cash provided by operating activities and availability of funds under the Revolving Credit Facility discussed below. The Company's primary capital requirements, excluding items covered above, are to fund component parts inventory, receivables, research and development activities, and product improvements. The Company currently maintains a $2.0 million Revolving Credit Facility. The amount available under the Revolving Credit Facility is determined based on a percentage of eligible receivables. At March 31, 1998 no amounts were outstanding under this facility. The Company also maintains a Term Facility in the amount of $500,000 to fund equipment and mold purchases. At March 31, 1998, no amounts were borrowed under this facility. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth and levels of debt compared to net worth. As of March 31, 1998, the Company was in compliance with such restrictions and covenants.

         Cash used for operating activities totaled $66,870 (before pro forma income taxes) for the nine month period ended March 31, 1998, as compared to cash provided by operating activities of $674,811 for the nine month period ended March 31, 1997. The majority of the usage variance between the periods resulted from excess inventories at March 31, 1998 related to lower than anticipated market demand for its products in January along with reductions in accrued liabilities.

         Cash used in investing activities totaled $1,002,883 and $398,128 for the nine month period ended March 31, 1998 and 1997, respectively. The funds usage for 1998 reflected costs primarily related to the acquisition of certain assets of the furniture business of Harvard, as well as, various capital expenditures. The 1997 cash used in investing activities was primarily comprised of various capital expenditures. During the remainder of fiscal year 1998, the Company expects to continue to make capital expenditures in connection with manufacturing equipment, office and computer equipment and other items as outlined above related to the initial public offering.

         Financing activities provided funds totaling $4,157,993 for the nine month period ended March 31, 1998. These funds were primarily generated from net proceeds from consummation of the initial public offering and partially offset by S Corporation distributions. For the nine month period ended March 31, 1997, financing activities used funds totaling $213,179 to repay borrowings under the Company's credit facilities and fund S Corporation shareholder distributions.

         On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard for $760,000 in cash and has incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $229,775 as part of the acquisition.

        The Company entered into an agreement with a third party early in 1997 to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company has paid approximately $150,000 through March 31, 1998, and expects to pay the remaining $250,000 upon completion of these molds in the fourth quarter of fiscal 1998.

         The Company believes that cash flow from operations, together with the net proceeds from the public offering and its unused capacity under the Revolving Credit Facility and Term Facility should be sufficient to fund its anticipated operating needs, and capital expenditures through calendar year 1998. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the process of purchasing and implementing upgrades for its current software to address this issue within the next nine months. The Company does not anticipate the cost of such upgrades and their installation to be material. The Company also plans to upgrade systems as needed with software that will already be year 2000 compliant. The Company will investigate its customers and suppliers within the next nine months in order to ensure that their year 2000 issues will not affect the Company's operation. While the Company has taken every precaution to ensure that its information system will operate properly in the year 2000, management has relied and will rely on assurances and warranties by its hardware and software vendors. As such, the Company cannot rule out the possibility of year 2000 issues. The Company will continue testing new systems for year 2000 compliance throughout the implementation process.

         CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "General" "Results of Operations" and "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEUTRAL POSTURE ERGONOMICS, INC.




Date:    May 14, 1998          By: /s/REBECCA E. BOENIGK
                                  ----------------------------------------------
                                      Rebecca E. Boenigk
                                      Chairman of the Board
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


Date:    May 14, 1998          By:/s/GREGORY A. KATT
                                  --------------------------------
                                    Gregory A. Katt
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                   Exhibit
------                   -------

Ex 27                    Financial Data Schedule