Form 10KSB
period 1998-06-30
NEUTRAL POSTURE ERGONOMICS INC
filed 1998-09-28
CIK 1042488

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
                 (Name of small business issuer in its charter)

               TEXAS                                    74-2563656
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

       3904 N. TEXAS AVENUE
        BRYAN, TEXAS 77803                            (409) 778-0502
(Address of principal executive offices)        (Issuer's telephone number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                        -------------------
    COMMON STOCK, $.01 PAR VALUE               NASDAQ NATIONAL MARKET SYSTEM

        CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

        CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

        THE REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE
$12,181,383

        ON SEPTEMBER 15, 1998, THE AGGREGATE MARKET PRICE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,783,881. (FOR PURPOSES OF DETERMINATION OF THE ABOVE STATED AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER SHAREHOLDERS HAVE BEEN DEEMED AFFILIATES).

        ON SEPTEMBER 15, 1998, THERE WERE 3,200,000 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                 YES [ ] NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE 1998 ANNUAL MEETING OF SHAREHOLDERS OF THE COMPANY, WHICH WILL BE FILED WITHIN 120 DAYS OF JUNE 30, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          ------
                                     PART I
Item 1. Business ..........................................................    1
Item 2. Properties ........................................................    1
Item 3. Legal Proceedings .................................................    9
Item 4. Submission of Matters to a Vote of Security Holders ...............   11

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters ..........   12
Item 6. Management's Discussion and Analysis or Plan of Operations ........   13
Item 7. Financial Statements ..............................................   17
Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ..............................................   17

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        compliance with Section 16(a) of the Exchange Act .................   18
Item 10. Executive Compensation ...........................................   19
Item 11. Security Ownership of Certain Beneficial Owners and Management ...   19
Item 12. Certain Relationships and Related Transactions ...................   19
Item 13. Exhibits and Reports on Form 8-K .................................   19

                                     PART I

        IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT ON FORM 10-KSB MAY INCLUDE CERTAIN STATEMENTS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THERE ARE CERTAIN IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. CERTAIN OF THE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, CHANGES FROM ANTICIPATED LEVELS OF SALES, THE ABILITY TO INTEGRATE ACQUIRED PRODUCT LINES AND RELATED BUSINESSES, FUTURE NATIONAL OR REGIONAL ECONOMIC AND COMPETITIVE CONDITIONS, CHANGES IN RELATIONSHIPS WITH CUSTOMERS, CUSTOMER ACCEPTANCE OF EXISTING AND NEW PRODUCTS, PRICING PRESSURES DUE TO EXCESS CAPACITY, RAW MATERIAL COST INCREASES, CHANGE OF TAX RATES, CHANGE OF INTEREST RATES, DECLINING CONDITIONS IN THE INDUSTRY, VALIDITY OF PATENTS, AVAILABILITY OF KEY COMPONENT PARTS, CASUALTY TO OR OTHER DISRUPTION OF THE COMPANY'S PRODUCTION FACILITY AND EQUIPMENT, DELAYS AND DISRUPTIONS IN THE SHIPMENT OF THE COMPANY'S PRODUCTS AND OTHER FACTORS THAT GENERALLY AFFECT BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

        Since Neutral Posture Ergonomics, Inc. ("Neutral Posture" or the "Company") was incorporated in 1990 under the laws of the State of Texas, the Company has manufactured, marketed and distributed the Neutral Posture(R) ergonomic chair line, most models of which are based upon patented and/or patent-pending designs of Jerome Congleton, Ph.D., P.E., C.P.E., an ergonomist certified by the Board of Certification in Professional Ergonomics who serves as a design consultant to the Company. The chairs are assembled at the Company's 46,000 square-foot facility in Bryan, Texas which the Company acquired in 1996. Based on anthropometrics, the scientific study of the measurements of size, weight and proportions of the human body, the Company manufactures under the Neutral Posture(R) tradename five series of ergonomic chairs designed to minimize the physical stress imposed upon the human body while seated. Virtually all chairs marketed under the Neutral Posture(R) tradename can be adjusted to accommodate the size, weight and proportions of body types from as small as the 5th percentile female to as large as the 95th percentile male. The Company is not aware of any other chair on the market that (i) is designed by a certified ergonomist, (ii) is designed based on anthropometric studies, and (iii) has interchangeable key components such as seats, backs and arms.

        In March 1998, the Company expanded its product line with the acquisition of certain assets of the furniture business of Harvard Industries, Inc. ("Harvard"). The acquisition included a series of chair lines which has been in existence for approximately ten years with an established distribution base and has allowed the Company to enter into the mid-priced chair market. The chair lines range from highback executive chairs with minimal adjustability to a series of ergonomic chairs with up to seven adjustments. The Company now is able to offer lower-priced chair lines to complement its existing Neutral Posture(R) chair line.

        The Company believes that the increase in computer users and other domestic white collar office employees has benefited, and the anticipated increase in white collar office employees outside of the United States will benefit, its ergonomic furniture business. The Company also believes that repetitive stress injuries, which affect a number of seated workers, have created a market demand for ergonomically designed products. To address this problem, the Company intends to research, create and develop additional ergonomic products consistent with the Company's philosophy that its designs be based on ergonomic research and anthropometric data.

        The Company's principal executive offices are located at 3904 North Texas Avenue, Bryan, Texas 77803, and its telephone number is (409) 778-0502. As of September 1, 1998, the Company had 93 full-time employees.

INDUSTRY OVERVIEW

        The Company's chairs compete in the seating segment of the office furniture market. This segment represented approximately 24.6% of industry sales in the United States or $2.8 billion in calendar year 1997 and is the second largest office furniture industry segment. The Company's share of the U.S. seating market segment was less than one-half of 1% on a dollar basis in calendar year 1997. According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the U.S. office furniture market had estimated sales of $11.5 billion in calendar year 1997. The dollar value of U. S. office furniture industry shipments has increased in each of the past 15 years, with the exception of 1991, and according to BIFMA estimates, has grown at a compound annual rate of approximately 9.2% over the three year period ended December 31, 1997.

PRODUCTS

        NEUTRAL POSTURE(R) CHAIRS. The concept for the Neutral Posture(R) chair line arose from Dr. Congleton's research, which is derived from National Aeronautics and Space Administration ("NASA") data concerning the human body's reaction to weightlessness. His research determined that in weightless conditions the body would naturally assume a neutral position in which no tendons are extended or retracted and in which the muscles experience no strain. This neutral position can be simulated by relaxing all muscles while floating face down in water and represents the human body's "neutral posture" position. The models in the Neutral Posture(R) chair line have up to 12 independent adjustments, allowing an individual to assume this stress-free posture.

        The Neutral Posture(R) chair line has certain chairs with contoured seats which are made with multi-densities of foam to distribute the user's body weight over a greater surface area than conventional seating. Additionally, the angle between the backrest and the seat structure of these chairs can be adjusted to approximate the posture that the body assumes naturally in the gravity-free environment of space. Five different seat designs and five different backrest styles provide additional comfort to meet the personal preferences of customers of various sizes and shapes. The backrests also contain multi-densities of foam that are shaped to provide maximum support in the lumbar area. The air lumbar pump, available on four of the Company's five series of chairs, provides adjustable lumbar support. This feature allows the backrest to conform more closely to the unique curvature of each person's back.

        The Neutral Posture(R) chair line requires minimal assembly by the customer and is delivered with a computer diskette and/or owner's manual that provides each customer with a visual explanation of how to adjust the chair for maximum comfort. All frame parts, mechanisms, bases, casters, cylinders, seat pans, backrests, armrests, foam and J-shaped back uprights of the Neutral Posture(R) chair line are warranted against defects in materials and workmanship for a period of five years from the date of delivery. Effective June 1998, the Company began offering a limited lifetime warranty on chairs manufactured from such date.

        Although the Company does allow pre-approved merchandise returns for a specified period of time, the Company endeavors to minimize product returns by offering prompt, on-site customer service and repair through its factory personnel, its network of dealers or its independent sales representatives. The Neutral Posture(R) chair line's interchangeable components permit easy replacement of worn or defective components. Product returns to date have been negligible.

        HARVARD CHAIRS. In March 1998, the Company purchased certain assets of the furniture division from Harvard Industries, Inc. The assets acquired included a series of chair lines designed for the mid-priced chair market. In addition, the Company acquired the right to use the "Harvard" name for a period of three years, which benefits the Company as the Harvard chair lines have been in existence for approximately ten years and have an established distribution base.

        The Harvard chair lines range from highback executive chairs with minimal adjustability to a series of ergonomic chairs with up to seven independent adjustments, depending on the models selected, as compared to the Neutral Posture(R) chair line with up to 12 independent adjustments. Most models of chairs require minimal assembly and are all warranted against defects in materials and workmanship through a limited lifetime warranty.

        COMPUTERGO(TM) . In early 1998, the Company produced a portable ergonomic workstation for the transport and use of a laptop computer and other items that would otherwise be carried in a briefcase. This workstation was marketed under the trade name computERGO(TM). computERGO(TM) was designed to provide laptop users with (i) a fully adjustable portable work surface with two fold-out wings for documents, an organizer, document file pockets, retractable power/phone cords and built-in surge protection, and (ii) a compact carrying case on wheels with a retractable handle. This product was also designed to help alleviate repetitive stress injuries associated with the emergence of "alternative officing," utilizing a laptop computer at any locale other than the traditional office. In March 1997, the Company filed a patent application relating to computERGO(TM) with the United States Patent and Trademark Office. Based on the initial market response, the Company has decided to reevaluate computERGO(TM) and has hired an external engineering firm to study the marketability and design of the product.

The Company will evaluate the results of the completed study over the next few months before making a decision on the marketability and design of this product.

RESEARCH AND DEVELOPMENT

        During fiscal years 1998 and 1997, the Company spent approximately $311,000 and $224,000, respectively, on research and development. The Company intends to increase its research and development expenses in an effort to create innovative new products, broaden existing product lines and enhance the manufacturing process.

MARKETING AND SALES

         During fiscal year 1996, the Company embarked on a program to increase sales by attracting and hiring independent sales representatives that had established long-term relationships with key dealers in their markets. Prior to the Harvard acquisition, the Company marketed its products and services throughout the United States through approximately 50 independent sales representatives and channeled its sales through a network of approximately 320 dealers. The acquisition of the Harvard chair lines from Harvard Industries, Inc. increased the Company's dealer network to approximately 1,200 dealers, not all of which will sell the Neutral Posture(R) chair line. The Company believes that using independent sales representatives and dealers provide a strategic advantage relative to many of its competitors. The Company does not directly employ the independent sales representatives, but rather uses a commission based incentive system to maintain these relationships. The commission based incentive system rewards not only the number of units sold, but the profitability of those sales. The independent sales representatives employ personalized sales techniques in an effort to maintain close contact with the Company's current customers and develop new customers. The Company's independent sales representatives receive extensive training, including annual seminars focused on the Company's products and ergonomics.

        The Company's dealers generally coordinate their sales efforts with the Company's independent sales representatives, handle project management, installation and maintenance for an account after the initial product selection and sale. Dealers typically purchase the product at a discount from retail and resell the product at a higher price. The Company is not dependent on any one of its dealers, the largest of them accounting for less than 6% of the Company's fiscal year 1998 sales.

        To enhance its marketing efforts, the Company hired Danny Skeen as Vice President - Sales. Mr. Skeen brings approximately 25 years of sales experience in the furniture industry, primarily in seating, to the Company. The Company expects Mr. Skeen to provide leadership and guidance to the independent sales representatives as well as the Company's internal sales and marketing efforts.

        In addition to Mr. Skeen, the Company also hired two professional ergonomists, who along with the Company's Vice President - Engineering and Dr. Jerome Congleton, a consultant to the Company, have formed the Neutral Posture Ergonomics Engineering Team ("NEET"). NEET will work with customers, dealers and sales representatives in all areas of ergonomic engineering consulting to provide technical support and professional qualified ergonomic assistance to the Company's clients seeking to maximize the success of interior design projects, office ergonomic and safety programs and chair and workstation evaluations.

               On January 12, 1997, Relax the Back Franchising Company ("Relax the Back") granted the Company the exclusive worldwide right to manufacture ergonomic office seating that bears the Relax the Back trademark and the Relax the Back design pursuant to a Trademark License Agreement (the "License Agreement"). The License Agreement requires the Company to pay to Relax the Back 2% of net revenues from Relax the Back's sales of all products marked with the Relax the Back logo. Although the License Agreement has an indefinite term, it may be terminated by either Relax the Back or the Company for any reason upon 90 days' prior written notice. Relax the Back has exclusive rights to an armrest pad and a neckrest which are components of chairs manufactured by the Company for Relax the Back. The Company believes approximately 79% of the Relax the Back stores are independently owned and operated and may elect on a store-by-store basis whether to sell the Company's chairs. As of June 30, 1998, the Company believes 96% of the Relax the Back stores carried the Company's chairs under the Relax the Back trademark.

               The Company also markets its chair lines in catalogs published by Boise Cascade Office Products and Corporate Express. The Company believes that catalogs provide a convenient and cost-effective way for businesses and individuals to purchase ergonomic furniture.

        The Company intends to continue to expand consumer recognition of its products in the marketplace by increasing awareness of the benefits of ergonomic products and also by publicizing the quality of the Company's products within the ergonomic products industry. The Company created an internet web site (www.NTRL.com) which provides general information about ergonomics and the Company's products and will continue sponsoring speaking engagements by the Company's consultant, Dr. Jerome Congleton, to organizations such as the Texas Back Institute and the National Exhibition of Contract Furnishings ("NEOCON"), and conducting seminars for dealer groups led by NEET. By focusing on these goals, the Company seeks to enhance consumer recognition for ergonomic products in new and emerging markets in addition to improving consumer recognition in current markets.

MANUFACTURING AND DISTRIBUTION

        The Company normally operates one shift, five days per week, at its assembly facility located in Bryan, Texas. Additional capacity may be achieved by adding additional shifts. Therefore, the Company believes that production requirements for the foreseeable future can be satisfied with routine additional capital investment, which is not expected to be substantial.

        At its facility, the Company applies foam to seats and backs, upholsters, assembles and does machine work. As of June 30, 1998, Shepherd Products, Inc. ("Shepherd") began injection molding a majority of the Company's seats and backs, which is a more efficient and economical process than the Company's vacuum-form process. The injection molds will make an exact duplicate of the Company's seats and backs each time by heating plastic until molten and injecting it into a mold. This process eliminates hand-cutting the rough edges from each seat and back, which is necessary when using vacuum forms. Vacuum forming heats plastic until pliable and then shapes it over a mold using a suction process. The Company believes that the use of the injection molds will reduce production costs and improve product quality.

         The Company's manufacturing goals are to: (i) continually improve design quality, (ii) achieve the best values in purchasing, (iii) uphold stringent quality controls, and (iv) deliver orders promptly. The Company believes its production standards are exceptional, with an excess of 99% customer acceptance for fiscal year 1998. The Company manufactures Neutral Posture(R) and Harvard chairs primarily to meet customer orders placed with the Company.

               During the fiscal year ended June 30, 1998, the Company hired Mark Benden, a certified professional ergonomist as its Vice President - Engineering. Mr. Benden's first priority was to examine and initiate numerous changes to improve the ergonomic functionality and quality of the existing Neutral Posture(R) chair line. A few of these changes have already been incorporated and additional changes will be incorporated during the next few months. Mr. Benden also plans to assist in the creation and development of new ergonomic products. In addition, Mr. Benden and the Company plan to continue to seek opportunities to develop or acquire products that are complementary to the Company's business and philosophy.

        The Company is also working to obtain its ISO 9000 certification, an internationally developed set of manufacturing facility quality criteria established by the International Organization for Standardization ("ISO"). The Company estimates the process of obtaining ISO 9000 certification will take through the end of fiscal 1999 to complete. ISO reviews the application form and manual and issues a report identifying any changes required. ISO also conducts an on-site inspection to assess the Company's facility for compliance with ISO standards, procedures and instructions. If certified, the Company still must pass ISO yearly maintenance and surveillance visits to maintain ISO 9000 status. The Company believes that becoming ISO 9000 certified would promote continued quality standards in the Company's current operations.

RAW MATERIAL AND SUPPLIERS

        The Company has formed close working relationships with its main suppliers and maintains a low level of inventory. The Company uses a variety of materials in its manufacturing, including plastic, foam, steel, leather and upholstery coverings. Management currently maintains no long-term supply contracts and believes that the supply sources for these materials are adequate. Certain components of Neutral Posture(R) chairs, principally the adjustment mechanism, are made by third party manufacturers to the Company's specifications. The Company is dependent upon its suppliers for timely delivery and product quality. While the Company's strategy is to maintain multiple sources of supply, the Company's largest supplier, Leggett & Platt, Inc., is currently the only source of the adjustment mechanism, a key component of the Neutral Posture(R) chair. The adjustment mechanism is proprietary to the Company. In addition, as of June 30, 1998, Shepherd will begin to manufacture a majority of the Company's seats and backs for the Neutral Posture(R) chair line. While the Company has not had any adverse experience with these suppliers, the Company does not have a binding supply contract with either Leggett & Platt, Inc. or Shepherd.

PROPERTIES

        The Company's manufacturing and assembly operations are conducted in its approximately 46,000 square-foot Bryan, Texas facility. The Company also leases an approximately 1,400 square-foot showroom in the Chicago Merchandise Mart.

CUSTOMERS

        The Company has a diversified customer base. The Company's largest customer group, the various facilities of the General Services Administration ("GSA"), accounted for 15.4% of the Company's sales for fiscal year 1998. The Company's contract with the GSA which is subject to renegotiation or termination at the convenience of the GSA expires on January 20, 2001. In addition to the GSA, the Company's largest customers include Relax the Back, United Parcel Service ("UPS"), Banc One Corporation ("Banc One"), Hewlett-Packard Company ("Hewlett-Packard") and Union Carbide Corporation ("Union Carbide") whose individual sales for fiscal year 1998 represented 14.9%, 9.1%, 5.7%, 4.6% and 3.3%, respectively, of the Company's total revenues. The Company does not have a binding contract with any of these customers.

PATENTS AND TRADEMARKS

        The Company owns a United States patent ("Patent"), on which virtually all of the models in the Company's Neutral Posture(R) chair line are based, and several trademarks. The Company's Patent covering virtually all of the models of the Neutral Posture(R) chair line expires in October 2003. For a discussion of legal proceedings involving the Company's Patent, see "Item 3 - Legal Proceedings." Neutral Posture(R), computERGO(TM), ERGO 2000(R) and Establishing the Standard of Acceptability(TM) are trademarks of the Company. In addition, the Company has several pending patent applications, including the patent application covering computERGO(TM), and possesses a wide array of unpatented proprietary know-how and common law trademarks. The Company's success and its ability to compete are dependent in part upon its proprietary technology. While the Company relies on patent, trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological, creative and design skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. In addition, as part of the Harvard chair lines acquisition, the Company was granted a license to use the "Harvard" name for a period of three years.

COMPETITION

        The Company faces significant competition in the contract furniture market. The Neutral Posture(R) chair line compete on the basis of design, health benefits, comfort, quality, durability, service and price. Existing and future competitors for the Company's Neutral Posture(R) chair line within the office furniture industry, including Herman Miller, Inc., Steelcase Inc., Knoll Inc. and Haworth, Inc., offer or will offer additional ergonomic products. The Company also has competition from numerous other ergonomic furniture companies such as HAG, Inc., Grahl Industries, Inc. and Bodybilt , Inc. ("Bodybilt"), a wholly-owned subsidiary of Ergobilt, Inc. ("Ergobilt") for its Neutral Posture(R) chair line and companies such as United Chair, HON Industries Inc. and Superior Chaircraft for its Harvard chair lines. Certain of these competitors have much greater financial and other resources and offer a broader product line than the Company.

        The Company believes that employers will increasingly seek it products to enhance employee comfort and productivity through ergonomic design. The Company believes that the following aspects of its manufacturing, marketing, sales, distribution and customer service are its competitive strengths: (i) its products are based on patented and/or patent-pending designs, (ii) interchangeable seat, back and arm components accommodate a worker's physical attributes, which is advantageous to a large scale purchaser of contract furniture, (iii) interchangeable components facilitate on-site service and repair, and (iv) the Company offers extensive training to its end users, dealers and independent sales representatives about ergonomics, reducing physical stress in the workplace and how to use the Neutral Posture(R) chair.

ENVIRONMENTAL MATTERS

        The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts known to management. Compliance with federal, state, and local and foreign environmental regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities may have an impact on the operations of the Company, but has, since the formation of the Company in 1990, been accomplished without having a material adverse effect on the Company. There can be no assurance that such regulations will not change in the future or that the Company will not incur material costs as a result of such regulations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a changing environment that involves numerous risks, some of which are beyond the Company's control. The following highlights some of these risks.

        STRONG COMPETITION IN THE CONTRACT FURNITURE INDUSTRY. The contract furniture industry is highly competitive, with a significant number of competitors offering similar products. Many of the Company's competitors are large and have significantly greater financial, marketing, manufacturing and technical resources than those of the Company. The Company's most significant competitors for its Neutral Posture(R) chair line include Herman Miller, Inc., Steelcase, Inc., Knoll Inc. and Haworth, Inc. These competitors have a substantial volume of furniture installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace, and such competitors could develop alternative product designs which could give them a competitive advantage over the Company. The Company also competes with numerous small ergonomic furniture companies such as HAG, Inc., Grahl Industries, Inc. and Bodybilt for its Neutral Posture(R) chair line and companies such as United Chair, HON Industries Inc. and Superior Chaircraft for its Harvard chair lines. In addition, the Company faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

        DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend on the continued efforts of Rebecca E. Boenigk, Chairman of the Board and Chief Executive Officer. Mrs. Boenigk has an employment agreement with the Company which contains non-compete and non-solicitation clauses and expires July 1, 2000, subject to automatic one-year extensions unless either party gives 90 days' notice of its intention not to renew. The Company maintains key person life insurance on Mrs. Boenigk. The loss of the services of Mrs. Boenigk could have a material adverse effect on the Company. The Company's success also depends on its ability to retain its key management, marketing and sales personnel and to attract, assimilate and retain qualified personnel at a reasonable cost. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel.

        PRODUCT CONCENTRATION; NEW PRODUCTS. At the present time, the Company's products are primarily limited to five series of ergonomic office chairs marketed under the Neutral Posture(R) tradename and a series of office chairs marketed under the Harvard tradename. The Company is subject to the risk that demand for its existing products may be diminished by changing market conditions, consumer preferences or competition, any of which could have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop additional ergonomic products or that a market would develop for any such products. Significant expenditures will be necessary for the Company to offer new products, and it may take an extended period of time for revenues to cover expenses. In addition, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effect on operating results of unanticipated complications in product introductions. If the Company is able to develop new products, there can be no assurance that they will achieve market acceptance or otherwise be successfully introduced. Any such failure may have a material adverse effect on the Company.

        RELIANCE ON INTELLECTUAL PROPERTY. The Company owns a United States patent and several trademarks in order to protect certain of its chair designs and other intellectual property. The Company's Patent covering virtually all of the Neutral Posture(R) chair line expires in October 2003. Because the Company's chairs can be manufactured with a relatively small investment in infrastructure, expiration of the Patent in 2003 will thereafter leave the Company with few, if any, entry barriers against existing furniture manufacturers or new market entrants that desire to make competitive chairs based on the design encompassed by such Patent.

        The Company does, however, have several patents pending, including the patent application covering computERGO(TM), and the Company possesses a wide array of unpatented proprietary know-how and common law trademarks. The Company's ability to compete effectively with other companies depends, to a significant extent, on its ability to maintain the proprietary nature of its intellectual property. There can be no assurance as to the degree of protection offered by the claims of the Patent and various trademarks or the likelihood that patents or trademarks will be issued on pending or contemplated applications. If the Company were unable to maintain the proprietary nature of its intellectual property with respect to its current or any future products, it could have a material adverse effect on the Company.

        There can be no assurance that any patents or trademarks that the Company has or may obtain will not be challenged, invalidated, canceled, narrowed or circumvented, or that the rights granted thereunder will provide significant proprietary protection of competitive advantages to the Company. There can be no assurance that, if challenged, the Company's Patent or trademarks would be held valid by a court of competent jurisdiction. If the Company were to lose its Patent covering virtually all of the Company's chairs prior to its expiration in October 2003 the Company may need to rely on its license to use such Patent. A 1991 Settlement Agreement conditions such license on the Company being majority-owned by Rebecca E. Boenigk and Jaye E. Congleton, a limitation which could limit the Company's ability to obtain additional equity capital in the future. In addition, the Company's competitors may have filed for patent protection which is not as yet a matter of public knowledge. Moreover, a court could interpret a third party's patents broadly so as to cover some of the Company's products.

        The Company has sought and intends in the future to enforce its intellectual property rights. In May 1997, the Company initiated arbitration proceedings against Bodybilt claiming, among other things, patent infringement. See "Legal Proceedings."

        Because Texas A&M University, where Dr. Congleton is employed as a professor, declined to unconditionally release any right it may have had in computERGO(TM), the Company agreed to pay to Texas A&M University a perpetual 1% royalty of the gross sales of every computERGO(TM) sold by the Company. The Company believes this was the least expensive way to obtain Texas A&M University's assignment of all rights it may have had in computERGO(TM). The Company has been informed that Texas A&M University will pay Dr. Congleton approximately one-half of its 1% royalty in accordance with its standard policy. Although the Company does not believe that Texas A&M University has any claims to Dr. Congleton's inventions, there can be no assurance that Texas A&M University will not assert such claims in the future and that, if Texas A&M University does, such claims will not be successful.

        UNCERTAINTY OF MAINTAINING LISTING ON NASDAQ STOCK MARKET'S NATIONAL MARKET. The National Association of Securities Dealers has informed the Company that the Company may be delisted from the Nasdaq Stock Market's National Market if the closing bid price of the Company's shares of Common Stock does not exceed $3.75 per share for a minimum of ten consecutive trading days, by November 26, 1998. Consequently, there is a significant risk that the Common Stock could be delisted from the Nasdaq Stock Market's National Market. If the Common Stock were delisted, the Company would seek listing on Nasdaq Stock Market's SmallCap Market and there would be a significant risk that the liquidity of the Common Stock would diminish. However, should the Company not meet the requirements stated, the Company may seek further procedural remedies by requesting a hearing prior to November 24, 1998 to stop any delisting of the Company's securities.

        PENNY STOCK REGULATION. In the event the Common Stock is delisted from trading on any Nasdaq market and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may be delisted from trading on Nasdaq if certain maintenance standards concerning the public float of the Common Stock, the market value of the public float of the Common Stock, the number of shareholders of Common Stock or the number of market makers in the Common Stock are not met. Under Rule 15g-9, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to regulations adopted by the Securities and Exchange Commission (the "Commission"), any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers to sell their securities in the secondary market. There can be no assurance that the Company will not be delisted from Nasdaq or that the price of the Common Stock per share will trade above $5.00.

        DEPENDENCE ON SUPPLIERS AND SUBCONTRACTORS. The Company's largest supplier, Leggett & Platt, Inc., is currently the only source of an adjustment mechanism that is a key component of Neutral Posture(R) chairs. While the Company has not had any adverse experience with this supplier, the Company has no binding supply contract with Leggett & Platt, Inc. Unless alternative supply sources are identified for this adjustment mechanism, the Company could be subject to pricing risks, delivery delays and quality control problems, or even unavailability of the component, any of which could have a material adverse effect on the Company. As of June 30, 1998, Shepherd began manufacturing the majority of the Company's seats and backs. Any disruption in the ability of Shepherd to manufacture such seats and backs could have a material adverse effect on the Company.

        ECONOMIC FACTORS AFFECTING THE CONTRACT FURNITURE INDUSTRY. Fluctuations in industry revenues may be driven by a variety of macroeconomic factors, such as white collar employment levels, corporate cash flows and non-residential commercial construction, as well as industry factors such as corporate reengineering and restructuring, technology demands, ergonomic, health and safety concerns and corporate relocations. There can be no assurance that current or future economic or industry trends will not adversely affect the Company.

        DIFFICULTY OF MANAGING EXPANDING OPERATIONS. Since August 1992, the Company has experienced substantial growth. If the Company continues to grow, the Company's ability to manage growth successfully will require it to continue to improve its operations and financial management and to train, motivate, assimilate and effectively manage its employees. The Company's failure to manage growth successfully could have a material adverse effect on the Company. The Company's future success also depends on its continuing ability to attract, assimilate and retain highly qualified managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial employees or that it will be successful in attracting, assimilating or retaining highly qualified managerial and engineering personnel in the future.

        DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's largest customers, GSA, Relax the Back, UPS, Banc One, Hewlett-Packard and Union Carbide accounted for approximately 15.4%, 14.9%, 9.1%, 5.7%, 4.6% and 3.3%, respectively, of its total revenues in fiscal year 1998. The Company's contract with the GSA which is subject to renegotiation or termination at the convenience of the GSA expires on January 20, 2001. The Company has no binding contracts with Relax the Back, UPS, Banc One, Hewlett-Packard or Union Carbide. The loss of any of these customers, or a reduction in any of the customer's purchases, could have a material adverse effect on the Company.

        POSSIBLE ACQUISITIONS AND ALLIANCES. The Company's business strategy includes possible acquisitions and strategic marketing alliances to broaden its product lines. However, no assurance can be given that the Company will be able to find attractive acquisition or alliance candidates or consummate acquisitions or that it will successfully integrate or operate any acquired business. In the event that the Company makes any such acquisition or alliance, there can be no assurance that any such acquisition or alliance will not have a material adverse effect on the Company, particularly, in the case of acquisitions, during the period in which such operations are being integrated into those of the Company. Furthermore, the Company's ability to make acquisitions or enter into alliances may depend upon its ability to obtain financing, and there can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all.

        UNCERTAIN MARKET DEMAND. Public awareness of ergonomics and the application of anthropometrics is limited. There is limited data to validate the potential market demand for the Company's products. There can be no assurance that this increased market demand will develop or that the Company will be successful in marketing ergonomic contract furniture or other products.

        POTENTIAL PRODUCT LIABILITY. The Company is subject to product liability claims as a result of alleged product design and manufacturing defects. The Company could be liable for product liability claims for failure to provide appropriate literature warnings or directions with its products. The Company also could be liable for product liability claims for defective products or components as a result of its participation in the distribution of products or components, even if the Company did not actually design, manufacture or assemble the products or components. Although the Company has not experienced any material loss due to product liability claims to date and currently maintains product liability insurance coverage that it considers appropriate, there can be no assurance that the amount or scope of the coverage maintained by the Company will be adequate to protect it in the event a significant product liability claim is asserted successfully.

        WARRANTY LIABILITY. Various components of the Company's chairs are warranted against defects in materials or work quality for up to five years. In June 1998, the Company extended a limited lifetime warranty for all new chairs manufactured after such date. The Company has not experienced any material loss from warranty claims to date and maintained a reserve, at June 30, 1998, of $162,792 for such claims. There can be no assurance, however, that material warranty claims will not be asserted in the future or, if asserted, that the Company's reserve will be adequate.

        RISK OF ENVIRONMENTAL LIABILITIES. The past and present business operations of the Company and the past and present ownership and operation of the manufacturing plant on real property owned by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions on its real property may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by the Company, some of which may be material.

        CONTROL BY INSIDERS. The Company's directors, executive officers and their relatives control approximately 67.6% of the Company's outstanding voting securities and are in a position to elect the Company's directors and officers, to control the policies and operations of the Company and to determine the outcome of corporate transactions or other matters submitted for shareholder approval. These matters may include mergers, consolidations, the sale of the Company's assets or a change in control of the Company. The existence of these levels of ownership concentrated in a few persons make it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company.

        SEASONALITY. Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the second and third quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasize purchases in these two quarters. The Company's results of operations would be adversely and disproportionally affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

ITEM 3.        LEGAL PROCEEDINGS

        Other than routine litigation matters, the Company is currently involved in three lawsuits and in an arbitration proceeding. Two lawsuits and the arbitration proceedings involve the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all of models in the Neutral Posture(R) chair line. The third lawsuit involves computERGO(TM).

         On May 21, 1997, the Company initiated arbitration proceedings against Bodybilt claiming patent infringement, breach of contract, tortious interference, slander, trade libel and unfair competition. The demand for arbitration was filed with the American Arbitration Association pursuant to a mandatory arbitration clause included in the Settlement Agreement executed in 1996 between the Company and Bodybilt. However, because of the lawsuits involving the Patent filed by Bodybilt against Dr. Jerome Congleton as described below, and the lawsuit filed by Ergobilt, Inc., the parent company of Bodybilt, against the Company as described below, the Company withdrew its claim ending this arbitration proceeding and filed a counterclaim against Ergobilt and a crossclaim against Bodybilt in federal court.

        Dr. Jerome Congleton, to whom the Patent was originally issued in 1985, reacquired the Patent in 1991 in connection with the settlement of litigation with Bodybilt. Such settlement restricted Dr. Congleton to granting only two licenses of the Patent. In 1991, Dr. Congleton licensed the right to use the Patent to Bodybilt and to the Company provided, among other things, that in each case such licensee, the Company and Bodybilt, not sell or transfer more than 50% of its assets or outstanding shares of stock. According to a Registration Statement on Form S-1 filed with the Commission by Ergobilt, Inc., the parent company of Bodybilt, the initial public offering of common stock of Ergobilt, Inc. caused the license from Dr. Congleton to Bodybilt to terminate. Shortly after the termination of Bodybilt's license, Dr. Congleton assigned all his rights, title and interest in and to the Patent to the Company. Bodybilt disputed the validity of this assignment, and filed suit on April 1, 1997, against Dr. Congleton in the United States District Court for the Southern District of Texas. Bodybilt asserted that Dr. Congleton breached the 1991 Settlement Agreement when he assigned the Patent to the Company. Bodybilt sought a declaratory judgment as to Dr. Congleton's obligations and limitations under the Settlement Agreement executed in 1991, rescission of the 1991 patent assignment to Dr. Congleton and indemnification for any patent infringement claims, asserted by the Company against Bodybilt. Although the Company was not named as a party to the lawsuit, the lawsuit disputed the Company's exclusive rights to own and enforce the Patent and the Company paid Dr. Congleton's defense costs. On August 22, 1997, the United States District Court for the Southern District of Texas dismissed without prejudice Bodybilt's claims against Dr. Congleton for lack of subject matter jurisdiction.

        On September 23, 1997, the Company was served with a suit filed by Bodybilt on September 18, 1997 in the 361st District Court of Brazos County, Texas against Dr. Jerome Congleton. Although the sole defendant in the suit was Dr. Congleton, both the American Arbitration Association and the Company are listed as "Injunctive Respondents." In general, the suit claims: (i) that Dr. Congleton exceeded the scope of his rights when he assigned the Patent to the Company; (ii) that Dr. Congleton's assigns are prohibited from contending that Bodybilt's chairs infringe the Patent; and (iii) that Dr. Congleton materially breached the 1991 Settlement Agreement. The suit sought : (v) an injunction against both the American Arbitration Association and the Company from proceeding with the arbitration initiated May 21, 1997; (w) unspecified monetary damages against Dr. Congleton; (x) a declaratory judgment as to Bodybilt's claims; (y) rescission of the 1991 assignment of the Patent to Dr. Congleton; and (z) other relief against Dr. Congleton. The Company intervened in this lawsuit. On September 3, 1998, the Court rescinded the original assignment of the Patent from Dr. Congleton to the Company, however, the Court invited Dr. Congleton to re-execute the assignment of the Patent to the Company subject to any restrictions arising out of the 1991 Settlement Agreement. The assignment was re-executed by Dr. Congleton on September 3, 1998, subject to any restrictions arising out of the 1991 Settlement Agreement. Also on September 3, 1998, the Court granted a Plea in Abatement filed by the Company and Dr. Congleton, conditioned upon Dr. Congleton's consent to participate and his participation in binding arbitration, and the Court stayed further proceedings in this lawsuit until further order of the Court.

        On October 16, 1997, Ergobilt, the parent company of Bodybilt, sued the Company in the United States District Court for the Northern District of Texas. In general, the lawsuit alleges that the Company, in violation of the Lanham Trademark Act, (i) published false and misleading information that its chairs are covered by the Patent, that it knows of no other chairs on the market that are similar to its chairs and that Bodybilt's chairs infringe the Patent and
(ii) furnished false and misleading information concerning Ergobilt (including the Company's claim that substantially all of the chairs sold by Ergobilt's subsidiary, Bodybilt are designed in such a manner that they infringe the Patent). The suit seeks unspecified monetary damages and injunctive relief from the Company. The Company has obtained an opinion of counsel that virtually all of its chairs are covered by the Patent. On October 17, 1997, the Company filed a motion to dismiss the lawsuit or compel arbitration, and on November 26, 1997, the Company filed its counter-claim against Ergobilt and a motion to join Bodybilt as a third party defendant. On August 10, 1998, the Court dismissed without prejudice Ergobilt's claims against the Company, and entered an order compelling the Company and Bodybilt to submit their disputes to arbitration. In this lawsuit, the Company's counter-claim against Ergobilt for patent infringement and dilution of the Company's trademark remain pending.

        On August 31, 1998, the Company initiated a new arbitration proceeding against Bodybilt claiming patent infringement, breach of contract, tortious interference, slander, trade libel, unfair competition and dilution of the Company's mark. The Company believes that substantially all of the chairs sold by Bodybilt are designed in such a manner that they infringe the Patent. The Company intends to enforce what it believes to be exclusive ownership rights to the Patent by seeking injunctive relief as well as damages. The demand for arbitration was filed with the American Arbitration Association pursuant to a mandatory arbitration clause included in the Settlement Agreement executed in 1996 between the Company and Bodybilt, and pursuant to the Federal Court order compelling arbitration described above. It is expected that Dr. Congleton will participate in this arbitration.

        Regardless of the outcome of the arbitration and the Brazos county lawsuit, the Company will continue to pay all defense costs of Dr. Congleton associated with the arbitration and the lawsuit. Although uncertainties associated with arbitration and other litigation risks make it impossible for the Company to predict the outcome of the arbitration and lawsuits with certainty, the Company does not believe that the outcome of the arbitration and the lawsuits will have a material adverse impact on its financial position, results of operations and cash flows.

        COMPUTERGO(TM) In May 1998, the Company was served with a suit filed by Destech, L.L.C. ("Destech") in United States District Court, Eastern District of Michigan. In general, the lawsuit alleges that the Company breached a contract for the development, design and tooling cost of COMPUTERGO(TM), a portable laptop workstation and for the cost of establishing a manufacturing assembly line. The Company intends to vigorously defend Destech's claims and in June 1998 filed a response with the Court denying such allegations. In May 1998, the Company also filed suit against J&J Automotive Group, Inc. ("AGI"), the parent company of Destech, in the county court of Brazos County, Texas alleging breach of contract and warranty to the Company. Although uncertainties associated with jury trials and other litigation risks make it impossible for the

Company to predict the outcome of this proceeding with certainty, the Company does not expect the outcome to have a material adverse effect upon the Company's financial condition or results of operations.

 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has traded on the Nasdaq National Market System under the symbol "NTRL" since the Company's initial public offering on October 20, 1997. On September 15, 1998, the Company had 19 shareholders of record.

        The following table sets forth the high and low sale prices for the Company's Common Stock for the quarters indicated.

                           PRICE RANGE OF COMMON STOCK

                                                                 High       Low
                                                                -----      -----
YEAR ENDED JUNE 30, 1998
    First Quarter ........................................        n/a        n/a
    Second Quarter .......................................      $7.25      $4.50
    Third Quarter ........................................      $6.25      $4.00
    Fourth Quarter .......................................      $4.63      $3.13


        Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

        Since the Company's initial public offering, the Company has not declared any cash dividends on the Common Stock. The Company presently intends to retain all earnings, if any, to provide funds for its operations and expansion, and therefore does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The terms of the Revolving Credit Facility, Term Facility and the loan agreements, as defined below, restrict the Company's ability to pay dividends to its shareholders and acquire capital stock.

        Prior to completion of the Company's initial public offering, the Company was treated for federal income tax purposes as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, since April 1, 1996. As a result, earnings of the Company were subject to taxation at the shareholder level rather than the corporate level for federal income tax purposes since April 1, 1996. For the period from April 1, 1996 through June 30, 1997, the Company had declared and paid (currently or subsequent to June 30, 1997) distributions of $323,000 to its shareholders to cover these shareholders estimated federal income tax obligations attributable to the S Corporation earnings. The Company's status as a Subchapter S Corporation was terminated on the closing of the initial public offering.

         In August 1997, the Board of Directors of the Company authorized the issuance of notes as a dividend in the aggregate principal amount of $643,000 to the selling shareholders for a portion of the estimated remaining accumulated earnings through June 30, 1997, a portion of which was intended to be used by the selling shareholders to pay their estimated federal income taxes attributable to the Company's earnings. The Board of Directors subsequently rescinded the resolution in September 1997 in order for the Company to meet the newly issued listing requirements concerning net tangible assets for inclusion in the Nasdaq National Market System. The selling shareholders have waived in writing all rights to such dividend.

        On October 9, 1997, the Company declared a cash dividend to its shareholders of record on that date in the amount of $.0587 per share, for a total distribution of $135,000, to provide those shareholders' estimated federal income tax obligations attributable to the Company's earnings for the period from July 1, 1997 through the closing of the initial public offering. The cash dividend was paid on October 14, 1997 from earnings of the Company.

USE OF OFFERING PROCEEDS

        The Company filed a Registration Statement on Form SB-1 (File No. 333-33675), which was declared effective by the Securities and Exchange Commission on October 16, 1997. The offering commenced on October 20, 1997 with net proceeds of approximately $4.4 million.


        As of June 30, 1998, the Company has utilized net offering proceeds for the following:

        (1)     approximately $45,000 in the development of computERGO(TM) ;

        (2) approximately $875,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

        (3) approximately $20,000 in the Company's effort to become ISO 9000 certified;

        (4) approximately $45,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired, including a vice president - sales and two professional ergonomists;

        (5) approximately $85,000 related to the hiring of engineering personnel, including a vice president - engineering;

        (6) approximately $372,000 of working capital to fund inventory purchases; and

        (7) $200,000 to repay outstanding indebtedness on its revolving credit facility.

               In addition, the Company had approximately $2.8 million included in temporary investments as of June 30, 1998 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. None of the foregoing payments were direct or indirect payments to (i) directors or officers of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities or (iii) affiliates of the Company.

        ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with the financial statements of the Company and notes thereto.

        GENERAL. The Company generates revenue through sales of its products to corporate customers and retailers through independent sales representatives, who generally are paid a commission for each unit sold. These independent sales representatives channel sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

        In March 1998, the Company acquired the Harvard chair lines from Harvard Industries, Inc. Production began on April 2, 1998 with a few of the Harvard chair lines. Almost all of the remaining Harvard chair lines acquired began production by June 30, 1998. Due to start-up and minor transitional issues such as a modest disruption of production during integration, training and inventory logistics, the integration of the Harvard chair lines had a minor impact on the results of operation.

        RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated:

                                                                    YEAR ENDED
                                                                     JUNE 30,
                                                                  -------------
                                                                  1998     1997
                                                                  ----     ----
Net sales ....................................................     100%     100%
Cost of sales ................................................      62       63
                                                                  ----     ----
Gross profit .................................................      38       37
Selling, general and administrative expenses .................      29       28
                                                                  ----     ----
Operating income .............................................       9%       9%
                                                                  ====     ====

   FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

    NET SALES. Net sales for the fiscal year ended June 30, 1998 were $12.2 million increasing approximately $100,000 or 1%, from net sales of $12.1 million for the fiscal year ended June 30, 1997. Although sales increased slightly during fiscal year 1998, sales of the Neutral Posture(R) chair line decreased approximately $500,000 or 4% from fiscal year 1997 due primarily to a temporary strike of a major customer in mid-1997 and decreased market demand in January. These sales decreases were offset by sales related to the addition of the Harvard chair lines in the fourth quarter.

    GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1998 was $4.6 million, increasing approximately $100,000 or 2% from gross profit of $4.5 million for the same period in 1997. The gross profit margin increased to 38% for fiscal year 1998 from 37% for fiscal year 1997. The Company has been able to maintain its profit margins by continually seeking to improve the quality of the chairs while keeping the cost of the chairs relatively constant. Gross profit margins were not affected by the new Harvard chair lines as the Company achieved similar profit margins on these newly acquired chair lines.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.5 million for fiscal year 1998, increasing approximately $100,000 or 3%, from $3.4 million for fiscal year 1997. As a percentage of sales, the Company's selling, general and administrative expenses increased to 29% for fiscal year 1998 from 28% for fiscal year 1997. The increase was primarily due to increases in compensation expense as a result of hiring additional sales and marketing personnel as well as additional staff related to the Harvard chair lines acquisition and costs associated with being a public entity. This increase was partially offset by reduced payments under the Company's cash bonus plan and a decrease in legal fees.

    OPERATING INCOME. As a result of the foregoing, operating income for the fiscal year ended June 30, 1998 remained relatively flat compared to fiscal year ended June 30, 1997. As a percentage of net sales, operating income was 9% in 1998 and 1997.

        LIQUIDITY AND CAPITAL RESOURCES. The Company's principal sources of capital are net cash provided by operating activities, together with the net proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility (defined below). The Company's primary capital requirements are to fund component parts inventory, receivables, research and development activities and product improvements.

        Cash provided by operating activities totaled $99,259 for fiscal year 1998, declined as compared to cash provided by operating activities of approximately $1.7 million for fiscal year 1997. The decrease in cash flow for fiscal year 1998 was primarily the result of the increased receivables related to late fourth quarter sales and increases in inventory resulting from the addition of the Harvard chair lines and by reductions of accrued liabilities.

        Cash used for investing activities totaled approximately $1.2 million for fiscal year 1998 and was primarily comprised of approximately $700,000 incurred to purchase certain assets of the furniture business of Harvard and other miscellaneous capital expenditures for building improvements, machinery and equipment. Cash used for investing activities totaled approximately $464,000 for fiscal year 1997 and was comprised primarily of miscellaneous capital expenditures. During fiscal year 1999, the Company expects to continue to make capital expenditures in connection with manufacturing equipment, computer hardware and software improvements and to seek potential acquisitions of ergonomic products.

        Financing activities provided funds totaling approximately $4.l million for fiscal year 1998 and used funds of approximately $1.0 million for fiscal year 1997. The funds provided for fiscal year 1998 were primarily generated from proceeds from completion of the initial public offering of approximately $4.4 million, partially offset by S Corporation distributions to the selling shareholders to pay federal income taxes related to the net income attributable to them as shareholders of the Company during the period it elected S Corporation status for federal income tax purposes. In fiscal year 1997, the Company used cash flow from operations to repay existing debt and make cash distributions to cover the selling shareholders' share of federal income taxes for the 1997 period.

        The Company manages its inventory to maintain a level which meets its short-term manufacturing needs. Inventory turned 9.2 times in fiscal year 1998 and 12.0 times in fiscal year 1997. The reduction in turnover is primarily due to the increased inventory levels associated with the Harvard chair lines acquisition. With this turnover, the Company had approximately 40 days and 30 days worth of component parts inventory on hand during the respective periods. These low levels of inventory allow the Company to dedicate less working capital to inventory, thereby lowering line-of-credit borrowing, interest, insurance and property tax expenses.

        The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including financing inventory and increases in receivables. Loans made pursuant to the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time until termination of the Revolving Credit Facility on August 21, 2000. Indebtedness under the Revolving Credit Facility bears interest at the lender's base rate plus one-half of 1% per annum and is secured by a first lien on accounts receivable, chattel paper, contract rights, equipment and fixtures, inventory and general intangibles. The amount available under the Revolving Credit Facility at June 30, 1998 was $1.3 million, and is determined based upon a percentage of eligible receivables. At June 30, 1998 the interest rate was 9% and no amount was outstanding under the Revolving Credit Facility.

        In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 which also expires August 21, 2000. This Term Facility is restricted to financing equipment or mold purchases. Indebtedness under the Term Facility would bear interest at the lender's base rate plus one-half of 1% per annum and would be secured by accounts receivable, chattel paper, contract rights, equipment and fixtures, inventory and general intangibles. At June 30, 1998, no amount had ever been borrowed under the Term Facility.

        The Revolving Credit Facility and the Term Facility prohibit additional liens by the Company other than certain permitted liens, liens related to the acquisition of assets and liens related to borrowings not to exceed $3,000,000.

        At June 30, 1998, the Company had two loans outstanding in the amounts of $138,000 and $463,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. Interest on the first note accrues at a rate of 8.25% and the note matures in May 2011. Interest on the second note accrues at a fixed rate of 8.75% and matures in May 2001. The notes are collateralized by the land, building and certain equipment.

        The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

        Prior to the completion of the offering, the Company declared a cash dividend to its existing shareholders. This cash dividend was in an amount sufficient to cover the shareholders' estimated federal and state income tax obligations attributable to the Company's Subchapter S earnings for the period from July 1, 1997 through consummation of the initial public offering. The dividend was paid to these shareholders after consummation of the offering. The Company has no intention of declaring or paying any other dividend or making any other distribution to its shareholders in the near future.

        In January 1997, the Company entered into an agreement with a third party to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company has paid approximately $150,000 for fiscal years ended 1998 and 1997, respectively, and expects to pay the remaining $100,000 in fiscal year 1999.

        The Company believes that cash flow from operations, together with the net proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 1999. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

        SEASONALITY. Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the second and third quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasize purchases in these two quarters. The Company's results of operations would be adversely and disproportionally affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

        IMPACT OF THE YEAR 2000 ISSUES. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs have date-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on an internal assessment, the Company determined that it will be required to modify or replace portions of its software applications so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has identified its Year 2000 risk in three categories: internal business software; internal non-financial software and imbedded chip technology; and external compliance by customers and suppliers.

        INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded software which the software vendor has indicated is Year 2000 compliant. The total estimated software and installation cost is $110,000 of which $40,000 has been spent to date. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for December 1998. Based on this schedule, the Company expects to be in full compliance with its internal financial systems before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company feels there is some risk that the system will not be implemented before Year 2000. Those plans include adapting some of the Company's currently existing systems to be Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

        INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the data gathering phase with regard to non-financial software and imbedded chip technology and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for June 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. Even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 should not have a material impact on the operations of the Company. Because the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

        EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company, however, cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

        EXPENSES. To date, the Company has incurred expenses of approximately $40,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $70,000 and is being funded through operating cash flows. Of the total project cost, approximately $100,000 is attributable to the purchase and installation of new software which will be capitalized. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans for the reasons mentioned above.

        NEW ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, Earnings per Share, which was required to be adopted for fiscal years ending after December 15, 1997. Upon adoption, the Company restated all prior periods. The impact of SFAS 128 on the calculation of basic earnings per share and fully diluted earnings per share for fiscal years 1998 and 1997 was not material.

        In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards became effective for fiscal years beginning after December 15, 1997. Early adoption of SFAS 130 is permitted, and early adoption of SFAS 131 is encouraged. The reporting changes resulting from both of these standards on the Company will be immaterial.

ITEM 7.        FINANCIAL STATEMENTS

        The information required by this item is set forth in a separate section of this Report on Form 10-KSB and is incorporated herein by reference. See the accompanying "Index of Financial Statements" at Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information set forth under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1998 pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers of the Company are as follows:

       NAME                     AGE      POSITION
       ----                     ---      --------
       Rebecca E. Boenigk       34       Chairman of the Board, Chief Executive
                                         Officer and Director

       David W. Campbell        56       President and Director

       Jaye E. Congleton        54       Executive Vice President - Product
                                         Development, Secretary and Director

       Mark E. Benden           31       Vice President - Engineering

       David W. Ebner           37       Vice President - Operations

       Gregory A. Katt          40       Vice President, Chief Financial Officer
                                         and Treasurer

       Danny D. Skeen           52       Vice President - Sales

        REBECCA E. BOENIGK co-founded the Company in 1990 with Jaye E. Congleton and has served as Chairman of the Board since 1990 and Chief Executive Officer since 1996 and served as President from 1990 to 1996. She currently serves in the class of directors whose term expires at the 2000 annual meeting of shareholders. Mrs. Boenigk also serves on the Industry Advisory Board of the National Science Foundation Industry/University Cooperative Research Center in Ergonomics at Texas A&M University. Mrs. Boenigk is a member of the Human Factor and Ergonomic Society. In 1997, Mrs. Boenigk was awarded, along with her mother, Mrs. Congleton, Ernst and Young's Entrepreneur of the Year award in manufacturing in the Houston region. Mrs. Boenigk is the daughter of Mrs. Congleton, a director and officer of the Company, and Dr. Jerome Congleton, a consultant to the Company.

        DAVID W. CAMPBELL has served as President and a director of the Company since April 1, 1996, and serves in the class of directors whose term expires at the 1998 annual meeting of the shareholders. Prior to assuming these positions, from 1994 to 1996, Mr. Campbell was a principal with Pate, Winters and Stone, Management Consultants. From 1989 to 1994, Mr. Campbell served as a Division President of Scotsman Industries, Inc., a publicly held manufacturer and marketer of refrigeration products primarily for the food service industry.

        JAYE E. CONGLETON co-founded the Company in 1990 with Rebecca E. Boenigk and has served as a director, Executive Vice President and Secretary of the Company since April 1998 and also served as a director, Executive Vice President and Secretary from 1990 to August 1997. Mrs. Congleton currently serves in the class of directors whose term expires at the 1999 annual meeting of shareholders. In 1997, Mrs. Congleton was awarded, along with her daughter, Rebecca E. Boenigk, Ernst and Young's Entrepreneur of the Year award in manufacturing in the Houston, Texas region. Mrs. Congleton is the mother of Mrs. Boenigk, the Chairman of the Board and CEO of the Company and the spouse of Dr. Jerome Congleton, a consultant to the Company.

        MARK E. BENDEN has served as Director of Engineering since January 1998 and Vice President Engineering since September, 1998. Prior to these positions, from 1992 to 1998, Mr. Benden was a regional ergonomic and safety engineer for Johnson and Johnson, Inc.

        DAVID W. EBNER has served as Vice President - Operations since 1995. From 1994 to 1995, Mr. Ebner served as the Company's Plant Manager. From 1982 to 1994, Mr. Ebner was the Manager of Facilities and Operations for CompuAdd, Inc., a computer manufacturer and retailer.

        GREGORY A. KATT has served as Vice President and Chief Financial Officer of the Company since May 1997 and as Treasurer of the Company since August 1997. Mr. Katt served as Treasurer of American Exploration Company, a publicly traded oil and gas exploration and production company, from June 1995 to May 1997 and as its Director of Corporate Reporting, Budgeting and Tax from June 1992 to June 1995.

        DANNY D. SKEEN has served as Vice President-Sales since May 1998. Prior to assuming this position, from 1997 to 1998, Mr. Skeen was Vice President of Sales for High Point Industries and from 1992 to 1998, he was Vice President-Sales for Harvard Industries, Inc. From 1987 to 1992, Mr. Skeen served as Director of Sales for Globe Business Furniture, a manufacturer of office seating, panel systems, wood laminate casegoods and banquet tables.

ITEM 10.       EXECUTIVE COMPENSATION

        The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1998 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the captions "Principal Security Holders" and "Security Ownership of Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1998 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 12.       CERTAIN  TRANSACTIONS

        The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1998 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

               1.     Financial Statements

                      See the accompanying "Index to Financial Statements" at Page F-1.

               2.     Exhibits

                      See the accompanying "Index to Exhibits" at Page X-1.

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September, 1998.

                                                NEUTRAL POSTURE ERGONOMICS, INC.


                                                By: /s/ Rebecca E. Boenigk
                                                        Rebecca E. Boenigk
                                                     CHAIRMAN OF THE BOARD
                                                  AND CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of September, 1998.

       SIGNATURE                              TITLE
       ---------                              -----
/s/ Rebecca E. Boenigk            Chairman of the Board, Chief Executive Officer
    Rebecca E. Boenigk            and Director (Principal Executive Officer)

/s/ David W. Campbell             President and Director
    David W. Campbell

/s/ Jaye E. Congleton             Executive Vice President-Product Development,
    Jaye E. Congleton             Secretary and Director

/s/ Gregory A. Katt               Vice President, Chief Financial Officer and
    Gregory A. Katt               Treasurer (Principal Financial
                                  and Accounting Officer)

/s/ Maryla Fitch                  Director
    Maryla Fitch

/s/ Ronald L. Jones               Director
    Ronald L. Jones

/s/ Cynthia Pladziewicz           Director
    Cynthia Pladziewicz

/s/ James W. Thompson             Director
    James W. Thompson

                        NEUTRAL POSTURE ERGONOMICS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT .............................................   F-2

FINANCIAL STATEMENTS AND NOTES:

     Balance Sheet as of June 30, 1998 ...................................   F-3

     Statements of Income for the Years Ended June 30, 1998 and 1997 .....   F-4

     Statements of Shareholders' Equity for the Years Ended June 30,
       1998 and 1997 .....................................................   F-5

     Statements of Cash Flows for the Years Ended June 30, 1998 and 1997 .   F-6

     Notes to Financial Statements .......................................   F-7

                                 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Neutral Posture Ergonomics, Inc.:

        We have audited the accompanying balance sheet of Neutral Posture Ergonomics, Inc. as of June 30, 1998, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

/s/   DELOITTE & TOUCHE LLP

Dallas, Texas
July 31, 1998

                        NEUTRAL POSTURE ERGONOMICS, INC.
                                  BALANCE SHEET

                                                                             JUNE 30,
                                                                              1998
                                                                           -----------
ASSETS

Current Assets:
     Cash and cash equivalents .........................................   $ 3,370,278
     Accounts receivable less allowance for doubtful accounts of $68,000     1,991,105
     Inventories .......................................................     1,061,212
     Deferred income tax benefit .......................................       144,000
     Prepaid expenses and other ........................................       228,062
                                                                           -----------
          Total current assets .........................................     6,794,657
Property and Equipment - net ...........................................     1,849,910
Notes Receivable - shareholders ........................................       118,175
Intangibles - net ......................................................       222,253
Deposits and Other .....................................................       137,851
                                                                           -----------
          Total ........................................................   $ 9,122,846
                                                                           ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt .................................   $    28,649
     Accounts payable ..................................................       956,341
     Accrued liabilities ...............................................       341,294
     Income taxes payable ..............................................       169,294
                                                                           -----------
          Total current liabilities ....................................     1,495,578
Long-Term Debt - Less current portion ..................................       576,237
Deferred Income Tax Liability ..........................................       162,000
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized; no shares issued ....................................          --
     Common stock: $.01 par value, 14,000,000 shares
       authorized; 3,200,000 shares issued and outstanding .............        32,000
     Common stock warrants .............................................        75,000
     Additional paid-in capital ........................................     5,524,986
     Retained earnings .................................................     1,339,545
     Accounts and notes receivable - shareholders ......................       (52,500)
     Deferred compensation - stock options granted .....................       (30,000)
                                                                           -----------
          Total shareholders' equity ...................................     6,889,031
                                                                           -----------
          Total ........................................................   $ 9,122,846
                                                                           ===========

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                              STATEMENTS OF INCOME

                                                         YEARS ENDED JUNE 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
Net Sales ......................................   $ 12,181,383    $ 12,089,262
Cost of Sales ..................................       7,582,02       7,594,322
                                                   ------------    ------------
Gross Profit ...................................      4,599,360       4,494,940
Operating Expenses:
     Selling ...................................      1,320,420       1,232,346
     General and administrative ................      2,187,002       2,181,314
                                                   ------------    ------------
          Total ................................      3,507,422       3,413,660
                                                   ------------    ------------
Operating Income ...............................      1,091,938       1,081,280
Other Income (Expense):
     Interest expense ..........................        (63,076)       (138,869)
     Interest income ...........................        141,852          13,764
     Other .....................................         74,037          46,893
                                                   ------------    ------------
          Total ................................        152,813         (78,212)
                                                   ------------    ------------
Income Before Income Taxes .....................      1,244,751       1,003,068
Income Tax Expense (A) .........................        460,101         292,693
                                                   ------------    ------------
Net Income (A) .................................   $    784,650    $    710,375
                                                   ============    ============
Earnings Per Share: (A)
     Basic .....................................   $        .27    $        .31
                                                   ============    ============
     Diluted ...................................   $        .26    $        .28
                                                   ============    ============
Weighted Average Common Shares Outstanding:
     Basic .....................................      2,923,836       2,300,000
                                                   ============    ============
     Diluted ...................................      3,065,606       2,500,000
                                                   ============    ============

(A) Pro Forma prior to October 1997: see Note 9.

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                       PREFERRED                    COMMON              COMMON        ADDITIONAL
                                        SHARES       PREFERRED      SHARES     COMMON    STOCK         PAID-IN
                                        ISSUED         STOCK        ISSUED      STOCK   WARRANTS       CAPITAL
                                     ------------   ------------   ---------   -------  --------     -----------
BALANCE AT JUNE 30, 1996 .........           --     $       --     2,200,000   $22,000   $ --        $   360,500
  Exercise of stock options ......           --             --       100,000     1,000     --             21,500
   Amortization of deferred
      compensation ...............           --             --          --        --       --               --
   Shareholder distributions
      declared ...................           --             --          --        --       --               --
   Pro forma net income ..........           --             --          --        --       --               --
   Pro forma income tax
      adjustment .................           --             --          --        --       --               --
                                     ------------   ------------   ---------   -------   -------     -----------
BALANCE AT JUNE 30, 1997 .........           --             --     2,300,000    23,000     --            382,000
   Stock options granted to
      employees ..................           --             --          --        --       --             69,609
   Amortization of deferred
      compensation ...............           --             --          --        --       --               --
   Issuance of common stock ......           --             --       900,000     9,000     --          5,391,000
   Issuance of warrants ..........           --             --          --        --       75,000        (75,000)
   Offering costs ................           --             --          --        --       --         (1,030,775)
   Reclass undistributed Sub
      S earnings .................           --             --          --        --       --            788,152
   Payments on accounts receivable
      from shareholders ..........           --             --          --        --       --               --
   Shareholder distributions
      declared ...................           --             --          --        --       --               --
   Pro forma net income ..........           --             --          --        --       --               --
   Pro forma income tax
      adjustment .................           --             --          --        --       --               --
                                     ------------   ------------   ---------   -------   -------     -----------
BALANCE AT JUNE 30, 1998 .........           --     $       --     3,200,000   $32,000  $ 75,000     $ 5,524,986
                                     ============   ============   =========   =======  ========     ===========
                                                     ACCOUNTS
                                                     AND NOTES                        TOTAL
                                      RETAINED      RECEIVABLE -      DEFERRED      SHAREHOLDERS'
                                      EARNINGS      SHAREHOLDERS    COMPENSATION      EQUITY
                                     -----------    ------------    ------------    ------------
BALANCE AT JUNE 30, 1996 .........   $   659,386    $    (78,345)   $   (130,625)   $    832,916
  Exercise of stock options ......          --           (17,500)           --             5,000
   Amortization of deferred
      compensation ...............          --              --            47,500          47,500
   Shareholder distributions
      declared ...................      (323,000)           --              --          (323,000)
   Pro forma net income ..........       710,375            --              --           710,375
   Pro forma income tax
      adjustment .................       326,477            --              --           326,477
                                     -----------    ------------    ------------    ------------
BALANCE AT JUNE 30, 1997 .........     1,373,238         (95,845)        (83,125)      1,599,268
   Stock options granted to
      employees ..................          --              --           (69,609)           --
   Amortization of deferred
      compensation ...............          --              --           122,734         122,734
   Issuance of common stock.......          --              --              --         5,400,000
   Issuance of warrants ..........          --              --              --              --
   Offering costs ................          --              --              --        (1,030,775)
   Reclass undistributed Sub
      S earnings .................      (788,152)           --              --              --
   Payments on accounts receivable
      from shareholders ..........          --            43,345            --            43,345
   Shareholder distributions
      declared ...................      (135,000)           --              --          (135,000)
   Pro forma net income ..........       784,650            --              --           784,650
   Pro forma income tax
      adjustment .................       104,809            --              --           104,809
                                     -----------    ------------    ------------    ------------
BALANCE AT JUNE 30, 1998 .........   $ 1,339,545    $    (52,500)   $    (30,000)   $  6,889,031
                                     ===========    ============    ============    ============

                       See notes to financial statements.
                        NEUTRAL POSTURE ERGONOMICS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED JUNE 30,
                                                                      --------------------------
                                                                          1998          1997
                                                                      -----------    -----------
Operating Activities:
   Net income (A) .................................................   $   784,650    $   710,375
   Noncash items in net income:
      Depreciation and amortization ...............................       349,716        210,880
      Gain on disposal of property and equipment ..................          (849)        (1,610)
      Deferred income tax expense .................................        18,000           --
   Changes in operating working capital:
      Accounts receivable .........................................      (866,878)        (7,522)
      Notes receivable ............................................       (81,667)          --
      Inventories .................................................      (157,324)       (64,863)
      Prepaid expenses and other ..................................        10,551        (92,301)
      Accounts payable ............................................       201,076        362,025
      Accrued liabilities .........................................      (286,841)       268,601
      Income taxes payable ........................................       121,588         40,658
      Notes receivable - shareholders .............................          --          (88,725)
      Deposits and other ..........................................       (97,572)        26,871
                                                                      -----------    -----------
           Net cash provided by (used for) operating activities (A)        (5,550)     1,364,389
   Income tax expense (A) .........................................       104,809        326,477
                                                                      -----------    -----------
           Historical net cash provided by operating activities ...        99,259      1,690,866
                                                                      -----------    -----------
Investing Activities:
   Additions to property and equipment ............................      (444,449)      (431,717)
   Proceeds from sale of property and equipment ...................         2,500         17,590
   Acquisition of patent and licensing agreement ..................          --          (50,000)
   Acquisition of furniture line assets ...........................      (730,834)          --
                                                                      -----------    -----------
           Net cash used for investing activities .................    (1,172,783)      (464,127)
                                                                      -----------    -----------
Financing Activities:
   Payments on debt ...............................................       (27,782)      (754,348)
   Payments on accounts receivable from shareholders ..............        43,345           --
   Contributions on exercise of stock options .....................          --            5,000
   Distributions to S Corp shareholders ...........................      (235,000)      (223,000)
   Proceeds from issuance of common stock .........................     5,400,000           --
   Stock offering costs ...........................................    (1,030,775)          --
                                                                      -----------    -----------
           Net cash provided by (used for) financing activities ...     4,149,788       (972,348)
                                                                      -----------    -----------
Increase in Cash and Cash Equivalents .............................   $ 3,076,264    $   254,391
Cash and Cash Equivalents:
   Beginning of year ..............................................       294,014         39,623
                                                                      -----------    -----------
   End of year ....................................................   $ 3,370,278    $   294,014
                                                                      ===========    ===========
Supplemental Information:
   Interest paid ..................................................   $    63,076    $   145,472
                                                                      ===========    ===========
   Income taxes paid ..............................................   $   215,704    $     4,000
                                                                      ===========    ===========
Noncash investing and financing:
   Property and equipment additions for long-term debt ............   $      --      $     8,833
                                                                      ===========    ===========
   Note receivable for stock issued on exercise of options ........   $      --      $    17,500
                                                                      ===========    ===========

(A) Pro Forma prior to October 1997: see Note 9.

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS - Neutral Posture Ergonomics, Inc. (the "Company") designs and manufactures ergonomic chairs and sells to wholesale and retail customers nationwide. The Company's manufacturing facility is located in Bryan, Texas, and its primary product showroom is located at the Merchandise Mart in Chicago, Illinois. The Company has been operating under an exclusive license, along with one other licensee, until February 1997, when the Company became the sole licensee, for use of a specified patent in applications to industrial, laboratory and office chair use; this license may not be assigned or transferred. In March 1997, the Company acquired the patent.

        FINANCIAL STATEMENT PREPARATION requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the periods. Differences from those estimates are recognized in the period they become known.

        REVENUES are recognized as sales when products are shipped and title passes. As revenues are recognized, estimated warranty expenses are provided.

        CASH EQUIVALENTS are highly liquid investments with maturities of three months or less at acquisition.

        INVENTORIES, consisting primarily of raw materials, are stated at the lower of cost (on the first-in, first-out method) or market.

        PROPERTY AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives ranging from two to seven years, or the related lease term if shorter. Management periodically reviews for impairment of fixed assets whenever events or changes in circumstances have indicated that the carrying amount of its fixed assets might not be recoverable.

        INTANGIBLES are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over estimated useful lives ranging from three to six years. Management periodically reviews for impairment of intangibles whenever events or changes in circumstances have indicated that the carrying amount of its intangibles might not be recoverable.

        FINANCIAL INSTRUMENTS consists of cash, accounts and notes receivable, payables and debt, the carrying values of which are a reasonable estimate of their fair values due to their short maturities or current interest rates.

        RESEARCH AND DEVELOPMENT COSTS are expensed as incurred and were approximately $311,000 and $224,000 in fiscal 1998 and 1997, respectively.

        INCOME TAXES were not recorded by the Company for a portion of fiscal 1998 and all of fiscal 1997 because, effective April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders in their individual income tax returns. Deferred income taxes were provided prior to April 1, 1996, under the asset and liability method for temporary differences in the recognition of income and expense for tax and financial reporting purposes. Upon completion of the public offering in October 1997, the Company terminated its status as an S Corporation and is subject to such income taxes. Since termination of S Corporation status, current and deferred income taxes have been provided for as appropriate (Note 9).

        PRO FORMA INCOME TAXES include the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for a portion of fiscal 1998 and all of fiscal 1997.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Upon completion of the public offering in October 1997, the Company terminated its status as an S Corporation and is subject to such income taxes.

        NET INCOME PER COMMON SHARE is based on the weighted average number of shares outstanding for basic earnings per share ("EPS"). Diluted EPS also includes the dilutive effect of common stock options outstanding. For fiscal 1998, both calculations include the effects of the additional 900,000 shares issued in the initial public offering in October 1997. During fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share". As a result of the adoption of SFAS No. 128, all EPS amounts have to be restated to the basic and diluted presentations required by this pronouncement.

        STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25"). Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company continues to apply APB No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share (Note 7).

2.  INITIAL PUBLIC OFFERING

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

3.  ASSET ACQUISITION

        On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") for $760,000 in cash and has incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $222,253, net of amortization of $12,272 in fiscal 1998, as part of the acquisition. Subsequent to the acquisition, the Company sold inventory and equipment of one of the chair lines to a third party which reduced the costs of the Harvard acquisition by $140,000.

4.  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:               JUNE 30,
                                                                        1998
                                                                      ----------
Land ........................................................         $   90,250
Building ....................................................            534,750
Building improvements .......................................            217,101
Machinery and equipment .....................................            712,304
Furniture and  fixtures .....................................            420,874
Automobiles  and trucks .....................................            111,362
Other  equipment ............................................             43,282
                                                                      ----------
     Subtotal ...............................................          2,129,923
Less accumulated depreciation ...............................            548,213
                                                                      ----------
     Total ..................................................          1,581,710
Deposits on machinery, equipment and other ..................            268,200
                                                                      ----------
     Property and equipment - net ...........................         $1,849,910
                                                                      ==========

                        NEUTRAL POSTURE ERGONOMICS, INC.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

5.  DEBT AND CREDIT FACILITIES

        Long-term debt consists of the following:                       JUNE 30,
                                                                          1998
                                                                        --------
 Revolving line of credit, up to $2,000,000;
    interest at prime plus .5% (9% at June 30, 1998)
    payable  monthly;  principal due August 21, 2000 ..............     $   --
Note payable to bank in monthly  installments of $5,300,
    including interest at 8.75%,  maturing in May 2001 ............      462,620
Term loan  payable in  monthly  installments  of $1,456,
    including interest at 8.25%,  maturing in May 2011 ............      138,001
Capital lease obligation,  payable in variable monthly
    installments through  October 1999, net of $308 discount
    based on interest at 10%,  collateralized by the leased
    equipment .....................................................        4,265
                                                                        --------
 Total long-term debt .............................................      604,886
 Less current portion .............................................       28,649
                                                                        --------
 Long-term debt - less current portion ............................     $576,237
                                                                        ========

        Annual maturities of long-term debt - less current portion at June 30, 1998, are as follows:

               Year ending June 30:
                2000 .............................                 $ 29,093
                2001 .............................                  429,748
                2002 .............................                    8,087
                2003 .............................                    8,780
                2004..............................                    9,511
                Thereafter .......................                   91,018
                                                                   --------
                     Total .......................                 $576,237
                                                                   ========

        Borrowings under the revolving line of credit are subject to borrowing base requirements and are collateralized by accounts receivable, chattel paper, contract rights, equipment and fixtures, general intangibles and inventories. The line of credit is subject to a quarterly commitment fee of .25% per annum on the difference between the commitment amount and the aggregate principal balance. The current credit facility terminates on August 21, 2000. At June 30, 1998, no amount was borrowed under this facility.

        Under the same facility, the Company has available a term line of credit up to $500,000 with interest payable monthly at prime plus .5%, with a maturity not in excess of five years, to finance the acquisition of additional machinery, equipment and molds to be used in the Company's operations. At June 30, 1998, no such loan was outstanding.

        In May 1996, the Company purchased an office, warehouse and manufacturing facility for $626,431. The Company issued a $500,000 note payable and a term note of $150,000 for capital improvements on the building with outstanding balances at June 30, 1998, of $462,620 and $138,001, respectively. The notes are collateralized by the building and certain equipment.

        The revolving line of credit and the notes require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

6.  CAPITAL STOCK

         At June 30, 1998, the Company has authorized 14,000,000 shares of commons stock, $0.01 par value of which 3,200,00 shares were issued and outstanding. Of the 3,200,000 shares of common stock, 900,000 shares were issued in October 1997 upon completion of the initial public offering and provided new proceeds of approximately $4.4 million.

         The Company also has authorized 1,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors has authority to divide such preferred stock into one or more series and has authority to fix and determine the relative rights and preferences of each such series. No preferred stock was issued and outstanding at June 30, 1998.

         At June 30, 1998, the Company has outstanding warrants to purchase 133,400 shares of common stock at an exercise price $7.20 which were granted to the underwriter as part of the initial public offering and are exercisable over a period of four years commencing one year from consummation of the offering. These warrants, included in shareholders' equity, had a total estimated fair value of $75,000 ($0.56 per warrant) on the date of grant using the Black-scholes option - pricing model with the following assumptions: risk-free interest of 5.7%, no dividend yield, expected life of five years and no volatility.

7.   STOCK OPTION PLAN

        In April 1996, the Company adopted a Nonqualified Stock Option Plan (the "Plan") to remain in effect for ten years or expiration of the latest stock option period, whichever is later. The Plan authorizes the board of directors to grant up to 700,000 option shares. The Plan contains provisions upon dissolution, liquidation or merger of the Company to allow for immediate exercise of all issued and outstanding options. Upon adoption of the Plan in April 1996, the Company granted 500,000 options at $0.225 exercise price per share of which 200,000 options vested when granted and were exercised in June 1996, and the remaining 300,000 options vest in equal amounts over a period of three years. An additional 100,000 options were exercised on April 30, 1997. As of June 30, 1998, the Company had outstanding options representing the right to purchase an aggregate of 200,000 shares of Common Stock, representing all of the shares available under the Stock Option Plan. Upon completion of the initial public offering, all 200,000 shares of Common Stock became fully vested and exercisable.

        The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its stock option plan. Under the Nonqualified Stock Option Plan, deferred compensation of $237,500 was recorded for the 500,000 options granted in 1996, based on the $0.475 per share excess of the estimated fair value of the common stock of $0.70 per share over the exercise price, and is amortized over the vesting period of one to three years. Amortization of deferred compensation of $83,125 and $47,500 for fiscal 1998 and 1997, respectively, is included in selling, general and administrative expenses.

        In August 1997, prior to completion of the initial public offering, the board of directors and the shareholders approved the Company's Amended and Restated 1996 Nonqualified Stock Option Plan (the "Stock Option Plan") which reduced the number of shares to be granted under all Stock Option Plans to 500,000.

        Under the terms of the option grants, at the election of the optionees, the Company loaned to the optionees amounts to cover a portion of the exercise price of the options and the related income tax effects, and received from the optionees notes receivable. As of June 30, 1998, the notes receivable totaled $170,675, consisting of $52,500 for the exercise of options (included in shareholders' equity) and $118,175 to cover income taxes of the optionees (included in total assets). These recourse notes bear interest at 7.5%, payable annually, and mature in 2001.

        In August 1997, the board of directors and the shareholders of the Company also approved the Company's 1997 Omnibus Securities Plan ("the Plan") for the employees, directors and consultants of the Company. The number of shares of Common Stock reserved for issuance under the Plan is 200,000 shares. The Plan allows the issuance of nonqualified stock options, incentive stock options within the meaning of Section 422 of the Internal

                        NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

Revenue Code, stock appreciation rights and restricted stock. In fiscal 1998, the Company granted 87,375 options and terminated 3,810 options with a weighted average exercise price per share of $4.963 and $4.707, respectively. As of June 30, 1998, the Company has outstanding options representing the right to purchase an aggregate of 83,565 shares of common stock, with a weighted average exercise price per share of $4.974. No options are exercisable and 112,625 options are reserved for future grants at June 30, 1998.

        The following table summarizes additional information about stock options outstanding at June 30, 1998:

                                                      Options Outstanding
                                                 -------------------------------
                                                             Weighted
                                                              Average   Weighted
     Range of                                     Number     Remaining   Average
     Exercise                                       Of      Contractual Exercise
      Prices                                      Shares       Life       Price
-----------------------                           ------   ------------   ------
$2.000 - $3.500 ...............................   26,065    0.999 years   $2.460
$6.000 - $6.125 ...............................   57,500    2.717         $6.114
                                                  ------   ------------   ------
$2.000 - $6.125 ...............................   83,565    2.181         $4.974
                                                  ======   ============   ======


        The exercise price, term and other conditions applicable to each option granted under the Plan are determined at the time of the grant of each option and may vary with each option granted. Options granted generally vest ratably over a four-year period and have a maximum term of ten years.

        Under the 1997 Omnibus Securities Plan, deferred compensation of $69,609 was recorded for 16,875 options granted in 1998, based on the $4.125 per share excess of the market value of the common stock of $6.125 per share over the exercise price of $2 per share, and is amortized over the vesting period of one year. Amortization of $39,609 for fiscal 1998 is included in selling, general and administrative expenses.

        Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and EPS would have been as follows:

                                                     1998                1997
                                                   --------          -----------
Pro forma net income ....................          $739,000          $   704,000
                                                   ========          ===========
Pro forma EPS:
     Basic ..............................          $    .25          $       .31
                                                   ========          ===========
     Diluted ............................          $    .24          $       .28
                                                   ========          ===========

        In the pro forma calculations, the weighted average fair value of options granted in fiscal 1998 and 1996 was estimated at $3.647 and $0.535 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.75% and 6.32%, no dividend yield, expected lives of five years and volatility of 60% in 1998 and no expected volatility in 1996 (because the Company's stock was not publicly traded).

8.  DIVIDENDS

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

                        NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

        In addition, the remaining undistributed S Corporation earnings of $788,152 at the closing date of the initial public offering have been reclassified from retained earnings to additional paid-in capital.

9.  INCOME TAXES

        Beginning April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders in their individual income tax returns. Upon completion of the public offering, the Company terminated its status as an S Corporation. Accordingly, there is no provision for federal income taxes in fiscal 1997 and a portion of 1998.

        The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 1998, are as follows:

   Current asset:
     Accrued expenses not currently deductible                         $ 73,000
     Valuation allowances for receivables and inventories not
       currently deductible                                              40,000
     Inventory costs capitalized for tax purposes                        31,000
                                                                      ---------
   Total                                                                144,000

   Noncurrent asset (liability):
     Research and development costs expensed for tax purposes          (154,000)
     Accelerated depreciation for tax purposes                          (16,000)
     Other                                                                8,000
                                                                      ---------
                                                                       (162,000)
                                                                      ---------
   Net deferred tax asset                                             $ (18,000)
                                                                      =========

        Deferred tax assets are believed to be realizable. No valuation allowance has been set up at this time.

         Pro forma income tax adjustments represent the additional provision necessary for federal and state income taxes to be at the statutory rate in effect (at an effective rate of 37% before tax credits) as if the Company had not been treated as an S Corporation in fiscal 1998 and 1997.

        Income tax expense consists of the following:

                                                            1998         1997
                                                          --------    ---------
Historical current (federal and state) tax expense ...    $337,292    $  44,658
Deferred tax expense .................................      18,000         --
Pro forma federal income tax adjustment ..............     104,809      326,477
Historical current federal tax refunds from
   research and development tax credits related
   to prior years development tax credits related
   to prior years ....................................        --        (78,442)
                                                          --------    ---------
                                                          $460,101    $ 292,693
                                                          ========    =========

        Reconciliations of income tax expense and the expected tax computed by applying the U.S. federal income tax rate of 34% to pretax accounting income follow:

                                                          1998           1997
                                                        --------      ---------
Computed tax at statutory rate ...................      $294,516      $    --
Income-based state taxes, net of federal
 income tax benefit ..............................        26,312         44,658
Pro forma federal income tax adjustment ..........       104,809        326,477
Research and development tax credits
 from prior years ................................          --          (78,442)
Nondeductible expenses ...........................         9,994           --
Other ............................................        24,470           --
                                                        --------      ---------
   Income tax expense ............................      $460,101      $ 292,693
                                                        ========      =========

                        NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

10.  CONCENTRATION OF RISKS

        The Company's revenues are derived principally from uncollateralized sales of chairs to customers. Revenues and accounts receivable from significant customers represent the following percentages of the Company's net sales and accounts receivable:
                                        1998                    1997
                                  -------------------    -------------------
                                            ACCOUNTS               ACCOUNTS
                                  SALES    RECEIVABLE    SALES    RECEIVABLE
                                  -----    ----------    -----    ----------
Relax the Back ................      15%           15%       5%            9%
General Services Administration      15%           13%      16%           15%
United Parcel Service .........       9%           19%      10%            5%

        Because of the availability of other customers, management does not believe that the loss of any single customer would adversely affect the Company's operations.

        The Company currently buys all of its mechanisms, an important component of its products, from one supplier. Although there are a limited number of manufacturers of the particular mechanisms, management believes that other suppliers could provide similar mechanisms on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which would affect operating results adversely.

11.  COMMITMENTS AND CONTINGENCIES

        OPERATING LEASES - The Company leases one showroom facility under an agreement classified as an operating lease. This agreement requires the Company to pay all executory costs (such as utilities and maintenance) incurred by the landlord. The Company also has entered into operating leases for some of its office equipment.

Future minimum payments under all noncancelable operating lease obligations, including an estimated pro rata share of operating expenses, as of June 30, 1998, are as follows:

       YEAR ENDING
         JUNE 30:
       --------------
         1999 ....................................................      $ 59,857
         2000 ....................................................        59,857
         2001 ....................................................        54,472
         2002 ....................................................        39,577
                                                                        --------
         Total minimum lease payments ............................      $213,763
                                                                        ========

        Rent expense for fiscal 1998 and 1997, totaled $79,619, and $26,007, respectively, which includes the Company's share of executory costs associated with its office leases.

        TOOLING AND LICENSES - In January 1997, the Company entered into an agreement with a third party to design and develop the molds to be utilized in the production process for approximately $400,000. The Company has paid approximately $150,000 for fiscal years 1998 and 1997, respectively, and expects to pay the remaining $100,000 in 1999.

        ROYALTIES - In March 1997, the Company acquired the patent (Note 1) from a related party for $30,000 and future royalties and now holds all rights to the patent. Royalties are based on 25% of net royalties collected by the Company from third parties for products manufactured, used or sold under license or sublicense of the patent. In addition, the Company has entered into a written agreement from the related party to pay a perpetual 3% royalty of the net sales of every computERGO(TM) sold by the Company. The Company did not pay royalties during fiscal years 1998 and 1997.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


        LEGAL PROCEEDINGS - The Company is a party to certain legal proceedings related to patents and other matters arising in the ordinary course of business. Although the Company cannot predict the outcome of such proceedings with certainty, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse impact on its financial position, results of operations and cash flows.

        One such lawsuit relates to computERGO(TM). In May, 1998, the Company was served with a suit filed by Destech, L.L.C. ("Destech") in United States District Court, Eastern District of Michigan. In general, the lawsuit alleges that the Company breached a contract for the development, design and tooling cost of computERGO(TM), a portable laptop workstation and for the cost of establishing a manufacturing assembly line. The Company intends to vigorously defend Destech's claims and in June 1998 filed a response with the Court denying such allegations. In May 1998, the Company also filed suit against J&J Automotive Group, Inc. ("AGI"), the parent company of Destech, in the county court of Brazos County, Texas alleging breach of contract and warranty to the Company. Although uncertainties associated with jury trials and other litigation risks make it impossible for the Company to predict the outcome of this proceeding with certainty, the Company does not expect the outcome to have a material effect upon the Company's financial condition or results of operations.

                                INDEX TO EXHIBITS

EXHIBIT NO.                                        EXHIBIT

  3.1*    -   Amended and Restated Articles of Incorporation of the Company
              (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit
              2.1)

  3.2*    -   Amended and Restated Bylaws of the Company (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 2.2)

  4.1*    -   Specimen Common Stock Certificate (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 3.1)

 10.1*    -   Employment Agreement, dated as of July 1, 1997, between the
              Company and Rebecca E. Boenigk (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.1)

 10.2*    -   Employment Agreement, dated as of July 1, 1997, between the
              Company and David W. Campbell (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.2)

 10.3*    -   Employment Agreement, dated as of July 1, 1997, between the
              Company and David W. Ebner (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.3)

 10.4*    -   Employment Agreement, dated as of July 1, 1997, between the
              Company and Gregory A. Katt (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.4)

 10.5*    -   Consulting Agreement, dated as of July 1, 1997, between the
              Company and Dr. Jerome Congleton (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.5)

 10.6*    -   Letter Agreement, dated as of December 20, 1996, between the
              Company and Shepherd Products, Inc. (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.6)

 10.7*    -   Amendment to Letter Agreement, dates as of June 17, 1997, between the Company and Shepherd Products, Inc. (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.7)

 10.8*    -   Agreement, dates as of February 21, 1995, between the Company and the General Services Administration (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.8)

 10.9*    -   Trademark License, dated as of January 12, 1997, between the
              Company and Relax the Back Franchising Company (Form SB-1, October
              20, 1997, Registration No. 333-33675, Exhibit 6.9)

10.10*    -   Promissory Note, dated as of June 30, 1996, issued by David W.
              Campbell in favor of the Company (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.10)

10.11*    -   Promissory Note, dated as of December 30, 1996, issued by David W.
              Campbell in favor of the Company (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.11)

10.12*    -   Promissory Note, dated as of June 30, 1996, issued by David W.
              Ebner in favor of the Company. (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.12)

10.13*    -   Loan Agreement, dated as of December 30, 1996, between the Company and Comerica Bank-Texas (Form SB-1, October 20, 1997, Registration
              No. 333-33675, Exhibit 6.13)

10.14*    -   Amendment to Secured Loan Agreement, dated as of August 12,1997, between the Company and Comerica Bank-Texas (Form SB-1, October
              20, 1997, Registration No. 333-33675, Exhibit 6.14)

10.15*    -   Split Dollar Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca E. Boenigk (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.15)

10.16*    -   Life Insurance Agreement, dated as of February 20, 1997, between the Company and David W. Campbell (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.16)

10.17*    -   Split Dollar Insurance Agreement, dated as of June 26, 1995, between the Company and Jaye E. Congleton (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.17)

10.18*    -   Split Dollar Insurance Agreement, dated as of January 21, 1997, between the Company and David W. Ebner (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.18)

10.19*    -   Key Man Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca Boenigk (Form SB-1, October 20, 1997,
              Registration No. 333-33675, 6.19)

10.20*    -   Key Man Insurance Agreement, dated as of February 20, 1997, between the Company and David W. Campbell (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.20)

10.21*    -   Key Man Insurance Agreement, dated as of March 3, 1997, between the Company and Dr. Jerome J. Congleton (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.21)

EXHIBIT NO.                         EXHIBIT


10.22*    -    Neutral Posture Ergonomics, Inc. Amended and Restated 1996
               Nonqualified Stock Option Plan, dated as of October 9, 1997
               (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit
               6.22)

10.23*    -    Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan,
               dated as of July 1, 1997 (Form SB-1, October 20, 1997,
               Registration No. 333-33675, Exhibit 6.23)

10.24*    -    Form of Warrant Agreement, dated as of October 24, 1997 between the Company and the Underwriter (Form SB-1, October 20, 1997,
               Registration No. 333-33675, Exhibit 6.24)

10.25*    -    Agreement, dated as of March 5, 1997, between the Company and
               Jerome J. Congleton  (Form SB-1, October 20, 1997, Registration
               No. 333-33675, Exhibit 6.25)

10.26*    -    Royalty Agreement, dated as of July 1, 1997, between the Company and Jerome J. Congleton (Form SB-1, October 20, 1997,
               Registration No. 333-33675, Exhibit 6.26)

10.27*    -    Assignment, dated as of August 27, 1997, executed by the Company
               (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit
               6.27)

10.28*    -    Assignment, dated as of September 15, 1997, between the Company and Texas A&M University System (Form SB-1, October 20, 1997,
               Registration No. 333-33675, Exhibit 6.28)

10.29*    -    Assignment, dated as of August 27, 1997, executed by Jerome J.
               Congleton (Form SB-1, October 20, 1997, Registration No.
               333-33675, Exhibit 6.29)

10.30*    -    Loan Agreement, dated as of April 30, 1996 between the Company and Commerce National Bank (Form SB-1, October 20, 1997,
               Registration No. 333-33675, Exhibit 6.30)

10.31*    -    Loan Agreement, dated as of April 30, 1996, between the Company and Commerce National Bank (Form SB-1, October 20, 1997,
               Registration No. 333-33675, Exhibit 6.31)

10.32*    -    First Amendment to Loan Agreement, dated as of October 10, 1997, between the Company and Compass Bank (Form SB-1, October 20,
               1997, Registration No. 333-33675, Exhibit 6.32)

10.33*    -    Second Amendment to Loan Agreement, dated as of October 14, 1997, between the Company and Comerica Bank-Texas (Form SB-1, October
               20, 1997, Registration No. 333-33675, Exhibit 6.33)

10.34     -    Third Amendment to Loan Agreement, dated as of October 14, 1997 between the Company and Comerica Bank-Texas

27.1      -    Financial Data Schedule
--------
*     Incorporated herein by reference