Form 10QSB
period 1998-09-30
NEUTRAL POSTURE ERGONOMICS INC
filed 1998-11-06
CIK 1042488

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ________________



                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
        (Exact name of small business issuer as specified in its charter)


                  TEXAS                            74-2563656
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


           3904 N. TEXAS AVENUE
            BRYAN, TEXAS 77803                   (409) 778-0502
          (Address of principal             (Issuer's telephone number)
            executive offices)


      CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS.      YES [X]    NO [ ]

      ON OCTOBER 13, 1998, THERE WERE 3,208,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                               YES [ ]     NO [X]

================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                    for the Quarter Ended September 30, 1998

                                   (Unaudited)


                                                                  PAGE
                                                                  NUMBER
                                                                 -------
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

      Condensed Balance Sheets as of September
        30, 1998 and June 30, 1998 ..............................   1

      Condensed Statements of Income for the
        Three Months Ended September 30, 1998 and 1997 ..........   2

      Condensed Statements of Cash Flows for the
        Three Months Ended September 30, 1998 and 1997 ..........   3

      Notes to Condensed Financial Statements ...................   4

    Item 2.  Management's Discussion and Analysis
              or Plan of Operation ..............................   5


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ..................................   9

    Item 2.  Changes in Securities and Use of Proceeds ..........  10

    Item 6.  Exhibits and Reports on Form 8-K ...................  11


SIGNATURES ......................................................  12

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                             SEPTEMBER 30,    JUNE 30,
                                                                  1998          1998
                                                           ---------------  -----------
                                                              (Unaudited)
Current Assets:
      Cash and cash equivalents ..........................   $ 2,956,634    $ 3,370,278
      Accounts receivable - net ..........................     2,681,363      1,991,105
      Inventories ........................................     1,429,444      1,061,212
      Deferred income tax benefits .......................       144,000        144,000
      Prepaid expenses and other .........................       275,089        228,062
                                                             -----------    -----------
            Total current assets .........................     7,486,530      6,794,657
Property and Equipment - net .............................     2,001,240      1,849,910
Notes Receivable - shareholders ..........................       118,175        118,175
Intangibles - net ........................................       214,834        222,253
Deposits and Other .......................................       106,121        137,851
                                                             -----------    -----------
            Total ........................................   $ 9,926,900    $ 9,122,846
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt ..................   $    28,649    $    28,649
      Accounts payable ...................................     1,354,412        956,341
      Accrued liabilities ................................       495,676        341,294
      Income taxes payable ...............................       129,770        169,294
                                                             -----------    -----------
            Total current liabilities ....................     2,008,507      1,495,578
Long-Term Debt - Less current portion ....................       564,494        576,237
Deferred Income Tax Liability ............................       162,000        162,000
Commitments and Contingencies
Shareholders' Equity:
      Preferred stock: $.01 par value, 1,000,000
            shares authorized; no shares
            issued and outstanding .......................          --             --
      Common stock: $.01 par value, 14,000,000
            shares authorized; 3,200,000 shares
            issued and outstanding .......................        32,000         32,000
      Common stock warrants ..............................        75,000         75,000
      Additional paid-in capital .........................     5,524,986      5,524,986
      Retained earnings ..................................     1,627,413      1,339,545
      Accounts and notes receivable - shareholders .......       (52,500)       (52,500)
      Deferred compensation - stock options granted ......       (15,000)       (30,000)
                                                             -----------    -----------
            Total stockholders' equity ...................     7,191,899      6,889,031
                                                             -----------    -----------
            Total ........................................   $ 9,926,900    $ 9,122,846
                                                             ===========    ===========

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     FOR THE THREE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                      1998           1997
                                                   ----------    ------------
Net Sales ......................................  $ 4,212,444    $ 2,949,237
Cost of Sales ..................................    2,655,861      1,791,611
                                                  -----------    -----------
Gross Profit ...................................    1,556,583      1,157,626
Operating Expenses:
     Selling ...................................      372,081        313,590
     General and administrative ................      750,265        505,824
                                                  -----------    -----------
          Total ................................    1,122,346        819,414
                                                  -----------    -----------
Operating Income ...............................      434,237        338,212
Other Income (Expense):
     Interest expense ..........................      (13,207)       (16,184)
     Interest income ...........................       35,909            252
     Other .....................................        3,652           --
                                                  -----------    -----------
          Total ................................       26,354        (15,932)
                                                  -----------    -----------
Income Before Income Taxes .....................      460,591        322,280
Income Tax Expense (A) .........................      172,723        118,827
                                                  -----------    -----------
Net Income (A) .................................  $   287,868    $   203,453
                                                  ===========    ===========
Earnings Per Share: (A)
     Basic .....................................  $      0.09    $      0.09
                                                  ===========    ===========
     Diluted ...................................  $      0.09    $      0.08
                                                  ===========    ===========
Weighted Average Common Shares Outstanding:
     Basic .....................................    3,200,000      2,300,000
                                                  ===========    ===========
     Diluted ...................................    3,343,757      2,500,000
                                                  ===========    ===========

(A) Pro Forma prior to October 1997: see Note 4.

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        FOR THE THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                      -------------------------
                                                                         1998           1997
                                                                       --------       --------
Operating Activities:
   Net income ....................................................   $   287,868    $   203,453
   Noncash items in net income:
      Depreciation and amortization ..............................        88,727         63,041
   Changes in operating working capital:
      Accounts receivable ........................................      (663,591)      (348,702)
      Inventories ................................................      (368,232)       (59,146)
      Prepaid expenses and other .................................       (73,694)         6,310
      Accounts payable ...........................................       398,071       (117,040)
      Accrued liabilities ........................................       154,382         18,506
      Income taxes payable .......................................       (39,524)        14,018
      Notes receivable - shareholders ............................          --         (100,000)
      Deposits and other .........................................        25,425        (25,517)
                                                                     -----------    -----------
         Net cash used for operating activities ..................      (190,568)      (345,077)
   Pro forma income tax expense ..................................          --          104,809
                                                                     -----------    -----------
         Historical net cash used for operating activities .......      (190,568)      (240,268)
                                                                     -----------    -----------

Investing Activities:
   Additions to property and equipment ...........................      (211,333)       (50,980)
                                                                     -----------    -----------
         Net cash used for investing activities ..................      (211,333)       (50,980)
                                                                     -----------    -----------
Financing Activities:
   Issuance of debt ..............................................          --          200,000
   Payments of debt ..............................................       (11,743)        (6,395)
   Capital contribution by S Corp. shareholders ..................          --           43,345
   Stock offering costs ..........................................          --          (61,812)
                                                                     -----------    -----------
         Net cash provided by (used for) financing activities ....       (11,743)       175,138
                                                                     -----------    -----------

Decrease in Cash and Cash Equivalents ............................      (413,644)      (116,110)

Cash and Cash Equivalents:
   Beginning of period ...........................................     3,370,278        294,014
                                                                     -----------    -----------
   End of period .................................................   $ 2,956,634    $   177,904
                                                                     ===========    ===========

(A) Pro Forma prior to October 1997: see Note 4

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

      The condensed interim financial statements included herein have been prepared by Neutral Posture Ergonomics, Inc. ( the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Commission for the fiscal year ended June 30, 1998. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2.    INVENTORIES

      Inventories consist primarily of raw materials and are stated at the lower of cost (on the first-in, first-out method) or market.

3.    ASSET ACQUISITION

      On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") for $760,000 in cash and incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $214,834, net of amortization of $24,691 as of September 30, 1998, as part of the acquisition. Subsequent to the acquisition, the Company sold inventory and equipment of one of the chair lines to a third party which reduced the costs of the Harvard acquisition by $140,000.

4.    PRO FORMA INCOME TAXES

      Effective April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders on their individual income tax returns. Pro forma income taxes represent the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for the three month period ended September 30, 1997. Upon completion of the public offering in October 1997 as described in note 5 below, the Company terminated its status as an S Corporation and is subject to federal and state income taxes. After that date, current and deferred income taxes have been provided for as appropriate.

5.    INITIAL PUBLIC OFFERING

      On October 20, 1997, the Company completed an initial public offering of common stock and the private placement of common stock warrants. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses, were approximately $4.4 million for the 900,000 shares of common stock issued by the Company. Selling shareholders sold 434,000 shares of common stock for which the Company received no proceeds. In addition to the common stock issued, warrants to purchase 133,400 shares of common stock at an exercise price of $7.20 per share were granted to the underwriter. These warrants are exercisable over a period of four years commencing one year from consummation of the offerings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the financial statements, notes to the financial statements, and "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB filed with the Commission.

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

      In March 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard"). Production of a limited number of the Harvard chair lines acquired began on April 2, 1998. Almost all of the remaining Harvard chair lines acquired began production by June 30, 1998. As such, the acquisition of the Harvard chair lines accounts for a majority of the increases in sales and costs of sales for the three month period ended September 30, 1998 as compared to the corresponding period in 1997.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.

                                               THREE MONTHS
                                            ENDED SEPTEMBER 30,
                                           --------------------
                                              1998    1997
                                            -------  -------

                   Net sales .............   100.0%   100.0%
                   Cost of sales .........    63.0     60.7
                                             -----    -----
                   Gross profit ..........    37.0     39.3
                   Selling, general and
                     administrative expenses  26.6     27.8
                                             -----    -----
                   Operating income ......    10.4%    11.5%
                                             =====    =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      NET SALES. Net sales for the three month period ended September 30, 1998 increased approximately $1.3 million or 43% as compared to the three month period ended September 30, 1997. The total number of units sold increased approximately 95% from the same 1997 quarter. The increase in net sales and units was primarily the result of the addition of the Harvard chair lines which began production in the fourth quarter of fiscal year 1998. Net sales for the Neutral Posture chair line increased approximately $100,000 or 3% for the three month period ended September 30, 1998 as compared to the same 1997 period while net sales for the Harvard chair lines increased total net sales by approximately $1.2 million.

      GROSS PROFIT. Gross profit for the three months ended September 30, 1998 was $1.6 million, increasing approximately $400,000 or 33%, from gross profit of $1.2 million for the same period in 1997. The gross profit margin as a percent of net sales decreased to 37.0% for the three months period ended September 30, 1998 from 39.3% for the three month period ended September 30, 1997. The decreased gross profit margin was primarily the result of a decrease in average selling price in Neutral Posture(R) chair line due to a shift in the product mix of units sold during the period and an increase in labor costs related to processing the increased chair orders late in the quarter.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1.1 million for the three month period ended September 30, 1998, increasing approximately $300,000 or 37%, from $800,000 for the three month period ended September 30, 1997. The increase was primarily due to increases in compensation expense as a result of hiring additional sales and marketing personnel and staff in connection with the Harvard chair lines acquisition and costs associated with being a publicly held entity. As a percent of net sales, selling, general and administrative expenses decreased to 26.6% for the three month period ended September 30, 1998 from 27.8% for the similar three month period ended September 30, 1997.

      OPERATING INCOME. As a result of the foregoing, operating income for the three month period ended September 30, 1998 was approximately $434,000 increasing $96,000, or approximately 28%, from $338,000 for the three month period ended September 30, 1997.

      OTHER INCOME (EXPENSE). Other income (expense) increased approximately $42,000 for the three month period ended September 30, 1998 as compared to the same l997 period. Reductions in interest expense resulting from the repayment of debt on the Revolving Credit Facility (defined below) out of proceeds from the initial public offering and increases in interest income resulting from the investment of unutilized offering proceeds accounted for a majority of the increase.

      EARNINGS PER SHARE (EPS). The EPS amounts of $0.09 (Basic and Diluted) for the three month period ended September 30, 1998, are based on the weighted average shares outstanding during the period, which includes 900,000 additional shares issued in the initial public offering in October 1997. Diluted EPS also includes the dilutive effect of common stock options outstanding.

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

      Cash used for operating activities totaled $190,568 for the three month period ended September 30, 1998, as compared to cash used for operating activities of $240,268 for the three month period ended September 30, 1997. The majority of the usage variance between the periods resulted from changes in working capital related to increases in receivables and inventories, partially offset by increases in payables and increases in net income.

      Cash used for investing activities totaled $211,333 and $50,980 for the three month period ended September 30, 1998 and 1997, respectively. The cash used for investing activities was primarily comprised of miscellaneous capital expenditures for building improvements, machinery and equipment.

      Financing activities used funds totaling $11,743 for the three month period ended September 30, 1998 to reduce long-term debt. For the three month period ended September 30, 1997, financing activities provided funds totaling $175,138, which were primarily generated from borrowing under the Revolving Credit Facility (defined below) to fund interim working capital needs offset by approximately $62,000 of offering costs related to the initial public offering.

      The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including working capital needs such as providing funds for increases in inventory levels. In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 and is restricted to financing equipment or mold purchases with borrowings under the Term Facility. At September 30, 1998, no amount was outstanding under either facility.

      At September 30, 1998, the Company had two loans outstanding in the amounts of $130,000 and $457,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      In January 1997, the Company entered into an agreement with a third party to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company has paid approximately $150,000 for fiscal years ended 1998 and 1997, respectively, and expects to pay the remaining $100,000 in fiscal year 1999.

      The Company believes that cash flow from operations, together with the net proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility and Term Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 1999. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

      Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the second and third quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasize purchases of these two quarters. The Company's results of operations would be adversely and disproportionally affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

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

      INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded software which the software vendor has indicated is Year 2000 compliant. The total estimated software and installation cost is $110,000 of which $40,000 has been spent to date. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for December 1998. Based on this schedule, the Company expects to be in full compliance with its internal financial systems before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 risk could have a material impact on the operations of the Company. Year 2000 contingency plans have been established in those areas where the Company feels that the system bears the most risk of not implementing compliance. Those plans include adapting some of the Company's currently existing systems to be Year 2000 compliant. The cost of making those adaptations is not expected to be material and will be expensed in the period incurred.

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

      EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 1999. To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company, however, cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, respectively; the Company's business or operations could be adversely affected.

      EXPENSES. To date, the Company has incurred expenses of approximately $40,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $70,000 and is being funded through operating cash flows. Of the total project cost of $110,000 attributable to the purchase and installation of new software, approximately $100,000 will be capitalized. The costs of the project and the dates on which the Company plans to complete the various Year 2000 modifications are based on management's best estimates, which estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those estimated for the reasons mentioned above.

      NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards became effective for fiscal years beginning after December 15, 1997. The reporting changes resulting from adoption of both of these standards on the Company were not material.

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources," including but not limited to, "Impact of the Year 2000 Issues," contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Other than routine litigation matters, the Company is currently involved in three lawsuits and in an arbitration proceeding. Two lawsuits and the arbitration proceedings involve the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all models in the Neutral Posture(R) chair line. The third lawsuit involves computERGO(TM).

      On September 23, 1997, the Company was served with a suit filed by Bodybilt on September 18, 1997 in the 361st District Court of Brazos County, Texas against Dr. Jerome Congleton. Although the sole defendant in the suit was Dr. Congleton, both the American Arbitration Association and the Company were listed as "Injunctive Respondents." In general, the suit claims: (i) that Dr. Congleton exceeded the scope of his rights when he assigned the Patent to the Company; (ii) that Dr. Congleton's assigns are prohibited from contending that Bodybilt's chairs infringe the Patent; and (iii) that Dr. Congleton materially breached the 1991 Settlement Agreement. The suit sought : (v) an injunction against both the American Arbitration Association and the Company from proceeding with the arbitration initiated May 21, 1997; (w) unspecified monetary damages against Dr. Congleton; (x) a declaratory judgment as to Bodybilt's claims; (y) rescission of the 1991 assignment of the Patent to Dr. Congleton; and (z) other relief against Dr. Congleton. The Company intervened in this lawsuit. On September 3, 1998, the Court rescinded the original assignment of the Patent from Dr. Congleton to the Company, however, the Court invited Dr. Congleton to re-execute the assignment of the Patent to the Company subject to any restrictions arising out of the 1991 Settlement Agreement. The assignment was re-executed by Dr. Congleton on September 3, 1998, subject to any restrictions arising out of the 1991 Settlement Agreement. Also on September 3, 1998, the Court granted a Plea in Abatement filed by the Company and Dr. Congleton, conditioned upon Dr. Congleton's consent to participate and his participation in binding arbitration, and the Court stayed further proceedings in this lawsuit until further order of the Court.

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

      On August 31, 1998, the Company initiated a new arbitration proceeding against Bodybilt claiming patent infringement, breach of contract, tortious interference, slander, trade libel, unfair competition and dilution of the Company's mark. The Company believes that substantially all of the chairs sold by Bodybilt are designed in such a manner that they infringe the Patent. The Company intends to enforce what it believes to be exclusive ownership rights to the Patent by seeking injunctive relief as well as damages. The demand for arbitration was filed with the American Arbitration Association pursuant to a mandatory arbitration clause included in the Settlement Agreement executed in 1996 between the Company and Bodybilt, and pursuant to the Federal Court order compelling arbitration described above. Dr. Congleton has joined in the arbitration. On October 14, 1998, Bodybilt filed a counter-claim in the arbitration proceeding against the Company claiming deceptive advertising under the Lanham Act, unfair competition, breach of contract, tortious interference, slander and trade libel.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company filed a Registration Statement on Form SB-1 (File No. 333-33675), which was declared effective by the Securities and Exchange Commission on October 16, 1997. The offering commenced on October 20, 1997 with net proceeds of approximately $4.4 million.

       As of September 30, 1998, the Company has utilized net offering proceeds for the following:

      (1)  approximately $45,000 in the development of computERGO(TM);

      (2) approximately $875,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

      (3) approximately $20,000 in the Company's effort to become ISO 9000 certified;

      (4) approximately $65,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired, including a vice president - sales and two professional ergonomists;

      (5) approximately $85,000 related to the hiring of engineering personnel, including a vice president -engineering;

      (6) approximately $1,040,000 of working capital to fund inventory purchases; and

      (7) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $2.3 million included in temporary investments as of September 30,1998 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. None of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities or (iii) affiliates of the Company.

      Included in the applied net offering proceeds was compensation expense of approximately $110,000 for the Vice President - Engineering and the Vice President - Sales.


      The terms of the Revolving Credit Facility, Term Facility and the loan agreements, as defined above, restrict the Company's ability to pay dividends to its shareholders and acquire capital stock.

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


                                 NEUTRAL POSTURE ERGONOMICS, INC.


Date: November 6, 1998           By: /s/ REBECCA E. BOENIGK
                                         Rebecca E. Boenigk
                                         Chairman of the Board
                                         and Chief Executive Officer
                                        (Principal Executive Officer)


Date: November 6, 1998           By: /s/ GREGORY A. KATT
                                         Gregory A. Katt
                                         Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial and Accounting Officer)