Form 10QSB
period 1998-12-31
NEUTRAL POSTURE ERGONOMICS INC
filed 1999-02-12
CIK 1042488

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

      ON JANUARY 31, 1999, THERE WERE 3,308,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.


                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                               YES  [ ]    NO   [X]

================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                     for the Quarter Ended December 31, 1998

                                   (Unaudited)


                                                                      PAGE
                                                                      NUMBER
                                                                     -------
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

      Condensed Balance Sheets as of December 31, 1998
        and June 30, 1998 ..........................................      1

      Condensed Statements of Income for the Three and Six
        Months Ended December 31, 1998 and 1997 ....................      2

      Condensed Statements of Cash Flows for the Six Months
        Ended December 31, 1998 and 1997 ...........................      3

      Notes to Condensed Financial Statements ......................      4

    Item 2.  Management's Discussion and Analysis or
               Plan of Operation ...................................      5


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings .....................................      9

    Item 2.  Changes in Securities and Use of Proceeds .............     10

    Item 4.  Submission of Matters to a Vote of Security Holders  ..     11

    Item 6.  Exhibits and Reports on Form 8-K ......................     11

SIGNATURES .........................................................     12

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                            DECEMBER 31,     JUNE 30,
                                                                               1998            1998
                                                                           ------------   -------------
                                                                           (Unaudited)
Current Assets:
      Cash and cash equivalents ........................................   $  2,377,758    $  3,370,278
      Accounts receivable - net ........................................      3,815,605       1,991,105
      Inventories ......................................................      1,305,237       1,061,212
      Deferred income tax benefits .....................................        144,000         144,000
      Prepaid expenses and other .......................................        188,119         228,062
                                                                           ------------    ------------
            Total current assets .......................................      7,830,719       6,794,657
Property and Equipment - net ...........................................      2,239,702       1,849,910
Notes Receivable - shareholders ........................................        118,175         118,175
Intangibles - net ......................................................        209,455         222,253
Deposits and Other .....................................................        135,205         137,851
                                                                           ------------    ------------
            Total ......................................................   $ 10,533,256    $  9,122,846
                                                                           ============    ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term debt ................................   $     28,649    $     28,649
      Accounts payable .................................................      1,484,348         956,341
      Accrued liabilities ..............................................        480,958         341,294
      Income taxes payable .............................................        104,165         169,294
                                                                           ------------    ------------
            Total current liabilities ..................................      2,098,120       1,495,578
Long-Term Debt - Less current portion ..................................        589,126         576,237
Deferred Income Tax Liability ..........................................        162,000         162,000
Commitments and Contingencies
Shareholders' Equity:
      Preferred stock: $.01 par value, shares authorized: 1,000,000;
            no shares issued and outstanding ...........................           --              --
      Common stock: $.01 par value, shares authorized: 14,000,000;
            shares issued and outstanding: 3,308,800 (1998) and
            3,200,000 (1997) ...........................................         33,088          32,000
      Common stock warrants ............................................         75,000          75,000
      Additional paid-in capital .......................................      5,572,798       5,524,986
      Retained earnings ................................................      2,055,624       1,339,545
      Accounts and notes receivable - shareholders .....................        (52,500)        (52,500)
      Deferred compensation - stock options granted ....................           --           (30,000)
                                                                           ------------    ------------
            Total stockholders' equity .................................      7,684,010       6,889,031
                                                                           ------------    ------------
            Total ......................................................   $ 10,533,256    $  9,122,846
                                                                           ============    ============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                              FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                           --------------------------    --------------------------
                                               1998           1997          1998           1997
                                           -----------    -----------    -----------    -----------
Net Sales ..............................   $ 5,211,391    $ 3,076,724    $ 9,423,835    $ 6,025,960
Cost of Sales ..........................     3,197,344      1,817,516      5,853,205      3,609,127
                                           -----------    -----------    -----------    -----------
Gross Profit ...........................     2,014,047      1,259,208      3,570,630      2,416,833
Operating Expenses:
       Selling .........................       487,999        324,571        860,080        638,161
       General and administrative ......       882,912        555,582      1,633,177      1,061,406
                                           -----------    -----------    -----------    -----------
             Total .....................     1,370,911        880,153      2,493,257      1,699,567
                                           -----------    -----------    -----------    -----------
Operating Income .......................       643,136        379,055      1,077,373        717,266
Other Income (Expense):
       Interest expense ................       (12,493)       (16,443)       (25,700)       (32,628)
       Interest income .................        54,511         43,750         90,420         44,008
       Other ...........................           (17)        41,687          3,635         41,682
                                           -----------    -----------    -----------    -----------
             Total .....................        42,001         68,994         68,355         53,062
                                           -----------    -----------    -----------    -----------
Income Before Income Taxes .............       685,137        448,049      1,145,728        770,328
Income Tax Expense (A) .................       256,926        140,813        429,649        259,640
                                           -----------    -----------    -----------    -----------
Net Income (A) .........................   $   428,211    $   307,236    $   716,079    $   510,688
                                           ===========    ===========    ===========    ===========
Earnings Per Share: (A)
       Basic ...........................   $      0.13    $      0.10    $      0.22    $      0.19
                                           ===========    ===========    ===========    ===========
       Diluted .........................   $      0.13    $      0.10    $      0.21    $      0.18
                                           ===========    ===========    ===========    ===========
Weighted Average Common Shares
    Outstanding:
       Basic ...........................     3,296,843      3,004,348      3,248,422      2,652,174
                                           ===========    ===========    ===========    ===========
       Diluted .........................     3,382,984      3,141,697      3,363,156      2,786,184
                                           ===========    ===========    ===========    ===========

(A) Pro Forma prior to October 1997: see Note 4.


                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      FOR THE SIX MONTHS
                                                                       ENDED DECEMBER 31,
                                                                  --------------------------
                                                                      1998          1997
                                                                  ------------   -----------
Operating Activities:
     Net income ...............................................   $   716,079    $   510,688
     Noncash items in net income:
        Depreciation and amortization .........................       130,093        203,282
     Changes in operating working capital:
        Accounts receivable ...................................    (1,824,500)      (531,389)
        Inventories ...........................................      (244,025)        71,915
        Prepaid expenses and other ............................        11,244         28,352
        Accounts payable ......................................       528,007         70,227
        Accrued liabilities ...................................       139,664        (70,191)
        Income taxes payable ..................................       (65,129)       136,979
        Notes receivable - shareholders .......................          --             --
        Deposits and other ....................................        16,622        (87,375)
                                                                  -----------    -----------
           Net cash provided by (used for) operating activities      (591,945)       332,488
     Pro forma income tax expense (A) .........................          --          104,809
                                                                  -----------    -----------
           Historical net cash provided by (used for)
             operating activities .............................      (591,945)       437,297
                                                                  -----------    -----------

Investing Activities:
     Additions to property and equipment ......................      (462,364)      (110,784)
                                                                  -----------    -----------
           Net cash used for investing activities .............      (462,364)      (110,784)
                                                                  -----------    -----------
Financing Activities:
     Issuance of debt .........................................        32,663        200,000
     Payments of debt .........................................       (19,774)      (212,947)
     Capital contribution by S Corp. shareholders .............          --           43,345
     Distributions to S Corp. shareholders ....................          --         (235,000)
     Proceeds from issuance of common stock ...................        48,900      5,400,000
     Stock offering costs .....................................          --       (1,030,775)
                                                                  -----------    -----------
           Net cash provided by financing activities ..........        61,789      4,164,623
                                                                  -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents ..............      (992,520)     4,491,136

Cash and Cash Equivalents:
     Beginning of period ......................................     3,370,278        294,014
                                                                  -----------    -----------
     End of period ............................................   $ 2,377,758    $ 4,785,150
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

3.    ASSET ACQUISITION

      On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") for $760,000 in cash and incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $209,455, net of amortization of $37,183 as of December 31, 1998, as part of the acquisition. Subsequent to the acquisition, the Company sold inventory and equipment of one of the chair lines to a third party which reduced the costs of the Harvard acquisition by $140,000.

4.    PRO FORMA INCOME TAXES

      Effective April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders on their individual income tax returns. Pro forma income taxes represent the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for the portion of the six month period ended December 31, 1997 prior to consummation of the Company's initial public offering. Upon completion of the public offering in October 1997 as described in note 5 below, the Company terminated its status as an S Corporation and is subject to federal and state income taxes. After that date, current and deferred income taxes have been provided for as appropriate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the financial statements, notes to the financial statements, and "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 filed with the Commission.

      GENERAL. The Company generates revenue through sales of its products to corporate customers and retailers through independent sales representatives, who generally are paid a commission for each unit sold. These independent sales representatives channel sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail and then resell the products to the ultimate customers or retailers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      In March 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard"). Production of a limited number of the Harvard chair lines acquired began on April 2, 1998. Almost all of the remaining Harvard chair lines acquired began production by June 30, 1998. As such, the acquisition of the Harvard chair lines accounts for a majority of the increases in sales and costs of sales for the three and six month periods ended December 31, 1998 as compared to the corresponding periods in 1997.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.


                                   THREE MONTHS          SIX MONTHS ENDED
                                ENDED DECEMBER 31,         DECEMBER 31,
                                ------------------      -----------------
                                 1998        1997        1998        1997
                                -----       -----       -----       -----

Net sales ..................    100.0%      100.0%      100.0%      100.0%
Cost of sales ..............     61.4        59.1        62.1        59.9
                                -----       -----       -----       -----
Gross profit ...............     38.6        40.9        37.9        40.1
Selling, general and
administrative expenses ....     26.3        28.6        26.5        28.2
                                -----       -----       -----       -----
Operating income ...........     12.3%       12.3%       11.4%       11.9%
                                =====       =====       =====       =====

THREE AND SIX MONTHS ENDED  DECEMBER  31, 1998  COMPARED TO THREE AND SIX MONTHS
  ENDED DECEMBER 31, 1997

      NET SALES. Net sales for the three and six month periods ended December 31, 1998 increased approximately $2.1 and $3.4 million, respectively, an increase of approximately 69% and 56% as compared to the three and six month periods ended December 31, 1997. The total number of units sold for the three and six months ended December 31, 1998 increased approximately 119% and 107%, respectively, from the same three and six month periods in 1997. The increase in net sales and units for the three and six month periods ended December 31, 1998 was primarily the result of the addition of the Harvard chair lines which began production in the fourth quarter of fiscal year 1998. Net sales for the Neutral Posture chair line increased approximately $1.0 and $1.2 million or 32% and 19% for the three and six month period ended December 31, 1998 as compared to the same 1997 period while net sales for the Harvard chair lines increased total net sales by approximately $1.0 and $2.2 million for the three and six month periods ended December 31, 1998.

      GROSS PROFIT. Gross profit for the three and six month periods ended December 31, 1998 was $2.0 and $3.6 million, respectively, increasing approximately $700,000 or 60% and $1.2 million or 48%, from gross profit of $1.3 and $2.4 million for the same periods in 1997. The gross profit as a percent of net sales decreased to 38.6% and 37.9% for the three and six month periods ended December 31, 1998 from 40.9% and 40.1% for the three and six month periods ended December 31, 1997. The decreased gross profit margin for these periods was primarily the result of a decrease in average selling price in the Neutral Posture(R) chair line due to a shift in product mix of unitS sold during the periods.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs for the three and six month periods ended December 31, 1998 increased $490,758 or 56%, and $793,690 or 47%, respectively, from the same periods in 1997. The increase was primarily due to increases in compensation expenses as a result of hiring additional sales, marketing, and engineering personnel and staff in connection with the Harvard chair lines acquisition, selling expenses resulting from higher sales and costs associated with being a publicly-held entity. As a percent of net sales, selling, general and administrative expenses for the three and six month periods ended December 31, 1998 decreased to 26.3% and 26.5%, respectively, from 28.6% and 28.2%, respectively, for the same periods in 1997.

      OPERATING INCOME. As a result of the foregoing, operating income for the three and six month periods ended December 31, 1998 was $643,136 and $1.1 million, respectively, increasing $264,081, or approximately 70%, from $379,055 for the three month period ended December 31, 1997 and increasing $360,107, or approximately 50%, from $717,266 for the six month period ended December 31, 1997. As a percentage of net sales, operating income remained flat for the three month period ended December 31, 1998 compared to the same 1997 period and decreased to 11.4% for the six month period in 1998 from 11.9% from the same period in 1997.

      OTHER INCOME (EXPENSE). Other income (expense) decreased $26,993 for the three months ended December 31, 1998 as compared to the same 1997 period which included a one-time income adjustment of approximately $40,000 related to realization of the cash surrender value of insurance policies recorded in the period. Other income (expense) increased $15,293 for the six month period ended December 31, 1998 as compared to the same l997 period. Reductions in interest expense resulting from the repayment of debt on the Revolving Credit Facility (defined below) out of proceeds from the initial public offering and increases in interest income resulting from the investment of unutilized offering proceeds accounted for a majority of the increase.

      EARNINGS PER SHARE (EPS). The EPS amounts of $0.13 and $0.10 (basic and diluted), respectively, for the three month periods ended December 31, 1998 and 1997, and $0.22 (basic) and $0.21 (diluted) for the six month period ended December 31, 1998 and $0.19 (basic) and $0.18 (diluted) for the six month period ended December 31, 1997 are based on the weighted average shares outstanding for basic EPS which includes the effects of the additional 900,000 shares issued in the initial public offering in October 1997. Diluted EPS also includes the dilutive effect of common stock options outstanding.

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

      Cash used for operating activities totaled $591,945 for the six month period ended December 31, 1998, as compared to cash provided by operating activities of $437,297 for the six month period ended December 31, 1997. The majority of the usage variance between the periods resulted from changes in working capital related to increases in receivables and inventories, partially offset by increases in payables and increases in net income. The increases in receivables, inventories and payables resulted primarily from increased sales activity during the six month period ended December 31, 1998.

      Cash used for investing activities totaled $462,364 and $110,784 for the six month period ended December 31, 1998 and 1997, respectively. The cash used for investing activities was primarily comprised of miscellaneous capital expenditures for building improvements, machinery, equipment and molds used in the production process.

      Financing activities provided funds totaling $61,789 for the six month period ended December 31, 1998 generated primarily from the proceeds related to the exercise of stock options by an officer of the Company and the grant and issuance of shares to employees. For the six month period ended December 31, 1997, financing activities provided funds totaling $4,164,623, which were primarily generated by proceeds from the issuance of stock at the initial public offering.

      The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including working capital needs such as providing funds for increases in inventory levels. In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 and is restricted to financing equipment or mold purchases with borrowings under the Term Facility. At December 31, 1998, no amount was outstanding under either facility.

      At December 31, 1998, the Company had two loans outstanding in the amounts of $130,000 and $457,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      In January 1997, the Company entered into an agreement with a third party to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company has paid approximately $150,000 for each of the fiscal years ended 1998 and 1997 and paid the remaining $100,000 in the six month period ended December 31, 1998.

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

      Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the second and third quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that historically have emphasized purchases during these two quarters.

      IMPACT OF THE YEAR 2000 ISSUES. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs have date-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on an internal assessment, the Company determined that it will be required to complete five phases so that its computer systems will properly utilize dates beyond December 31, 1999. The five phases are (i) awareness, (ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation, and (v) creation of contingency plans in the event of year 2000 failures. The Company has identified its Year 2000 risk in three categories: internal business software; internal non-financial software and imbedded chip technology; and external compliance by customers and suppliers.

      INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded software which the software vendor has indicated is Year 2000 compliant. The total estimated software and installation cost is $110,000 of which $40,000 has been spent to date. As a result, the Company has completed the first three phases and is approximately 70% completed with the testing and validation phase. The Company anticipates substantial completion of testing of all internal software by June 30, 1999. The Company expects its internal financial systems to be fully compliant before the third quarter of 1999. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 risk could have a material impact on the operations of the Company. Year 2000 contingency plans have been established in those areas where the Company feels that the system bears the most risk of not implementing compliance. Those plans include adapting some of the

Company's currently existing systems to be Year 2000 compliant. The cost of making those adaptations is not expected to be material and will be expensed in the period incurred.

      INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the assessment phase with regard to non-financial software and imbedded chip technology and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for June 1999. The Company believes it is approximately 70% complete with the assessment phase and anticipates completion of such phase by approximately the third quarter of 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. Even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 should not have a material impact on the operations of the Company. Because the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

      EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 1999. To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company, however, cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company has received written responses from 75% of such third parties and a (vast majority) of such third parties have assured the Company that their software, hardware and data is, or on a timely basis will be, Year 2000 compliant. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, respectively; the Company's business or operations could be adversely affected.

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

      On September 23, 1997, the Company was served with a suit filed by Bodybilt, Inc. ("Bodybilt") on September 18, 1997 in the 361st District Court of Brazos County, Texas against Dr. Jerome Congleton. Although the sole defendant in the suit was Dr. Congleton, both the American Arbitration Association and the Company were listed as "Injunctive Respondents." In general, the suit claims:
(i) that Dr. Congleton exceeded the scope of his rights when he assigned the Patent to the Company; (ii) that Dr. Congleton's assigns are prohibited from contending that Bodybilt's chairs infringe the Patent; and (iii) that Dr. Congleton materially breached the 1991 Settlement Agreement. The suit sought :
(v) an injunction against both the American Arbitration Association and the Company from proceeding with the arbitration initiated May 21, 1997; (w) unspecified monetary damages against Dr. Congleton; (x) a declaratory judgment as to Bodybilt's claims; (y) rescission of the 1991 assignment of the Patent to Dr. Congleton; and (z) other relief against Dr. Congleton. The Company intervened in this lawsuit. On September 3, 1998, the Court rescinded the original assignment of the Patent from Dr. Congleton to the Company, however, the Court invited Dr. Congleton to re-execute the assignment of the Patent to the Company subject to any restrictions arising out of the 1991 Settlement Agreement. The assignment was re-executed by Dr. Congleton on September 3, 1998, subject to any restrictions arising out of the 1991 Settlement Agreement. Also on September 3, 1998, the Court granted a Plea in Abatement filed by the Company and Dr. Congleton, conditioned upon Dr. Congleton's consent to participate and his participation in binding arbitration, and the Court stayed further proceedings in this lawsuit until further order of the Court.

      On October 16, 1997, Ergobilt, Inc. ("Ergobilt"), the parent company of Bodybilt, sued the Company in the United States District Court for the Northern District of Texas. In general, the lawsuit alleges that the Company, in violation of the Lanham Trademark Act, (i) published false and misleading information that its chairs are covered by the Patent, that it knows of no other chairs on the market that are similar to its chairs and that Bodybilt's chairs infringe the Patent and (ii) furnished false and misleading information concerning Ergobilt (including the Company's claim that substantially all of the chairs sold by Ergobilt's subsidiary, Bodybilt are designed in such a manner that they infringe the Patent). The suit seeks unspecified monetary damages and injunctive relief from the Company. The Company has obtained an opinion of counsel that virtually all of its chairs are covered by the Patent. On October 17, 1997, the Company filed a motion to dismiss the lawsuit or compel arbitration, and on November 26, 1997, the Company filed its counter-claim against Ergobilt and a motion to join Bodybilt as a third party defendant. On August 10, 1998, the Court dismissed without prejudice Ergobilt's claims against the Company, and entered an order compelling the Company and Bodybilt to submit their disputes to arbitration. In this lawsuit, the Company's counter-claim against Ergobilt for patent infringement and dilution of the Company's trademark remain pending; however, the parties have agreed to arbitrate these claims and it is anticipated that the Court will issue an order directing these claims to arbitration. After the Court enters the orders, these claims will be joined with the other claims of the Company that are pending in the arbitration proceeding described in the following paragraph.

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

      COMPUTERGO(TM) In May 1998, the Company was served with a suit filed By Destech, L.L.C. ("Destech") in United States District Court, Eastern District of Michigan. In general, the lawsuit alleges that the Company breached a contract for the development, design and tooling cost of computERGO(TM), a portable laptop workstation and for the cost of establishing a manufacturing assembly line. In June 1998 the Company filed a response with the Court denying such allegations. In May 1998, the Company also filed suit against J&J Automotive Group, Inc. ("AGI"), the parent company of Destech, in the county court of Brazos County, Texas alleging breach of contract and warranty to the Company. On February 12, 1999, the Company, Destech and AGI settled both lawsuits and released each other from all claims in exchange for the payment of $3,000 by the Company to Destech.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company filed a Registration Statement on Form SB-1 (File No. 333-33675), which was declared effective by the Securities and Exchange Commission on October 16, 1997. The offering commenced on October 20, 1997 with net proceeds of approximately $4.4 million.

      As of December 31, 1998, the Company has utilized net offering proceeds for the following:

      (1)  approximately $45,000 in the development of computERGO(TM) ;

      (2) approximately $975,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

      (3) approximately $50,000 in the Company's effort to become ISO 9000 certified;

      (4) approximately $220,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired, including a vice president - sales and two professional ergonomists;

      (5) approximately $170,000 related to the hiring of engineering personnel, including a vice president -engineering;

      (6) approximately $1,040,000 of working capital to fund inventory purchases; and

      7) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $1.7 million included in temporary investments as of December 31,1998 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. None of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities, (iii) affiliates of the Company, or
(iv) payments to others.

      Included in the applied net offering proceeds was compensation expense of approximately $160,000 for the Vice President - Engineering and the Vice President - Sales.

            The terms of the Revolving Credit Facility, Term Facility and the loan agreements, as defined above, restrict the Company's ability to pay dividends to its shareholders and acquire capital stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on November 10, 1998, the shareholders approved the election of the following three persons as Class I directors of the Company until the 2001 Annual Meeting of Shareholders and until their successors are duly elected and qualified: David Campbell, Maryla Fitch and Dr. Cynthia Pladziewicz. Each of the directors received the following votes:

                                                                     Abstentions
                                             Votes       Votes       and Broker
    Person                 Votes For        Against     Withheld      Non-Votes

David Campbell             3,056,335           0            0            3,200
Maryla Fitch               3,056,435           0            0            3,100
Cynthia Pladziewicz        3,056,435           0            0            3,100


      The term of office of each of the following directors continued after the meeting: Rebecca Boenigk, Jaye Congleton, Ron Jones and Jim Thompson.

      The shareholders also approved the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountant for the fiscal year ending June 30, 1999. The proposal received 3,057,435 affirmative votes, 2,000 negative votes and 100 abstentions by the holders of the Company's common stock.

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



                                          NEUTRAL POSTURE ERGONOMICS, INC.


Date:  February 12, 1999                  By: /s/ REBECCA E. BOENIGK
                                                  Rebecca E. Boenigk
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  February 12, 1999                  By: /s/ GREGORY A. KATT
                                                  Gregory A. Katt
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer)