Form 10QSB
period 1999-03-31
NEUTRAL POSTURE ERGONOMICS INC
filed 1999-05-17
CIK 1042488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

      ON APRIL 30, 1999, THERE WERE 3,308,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                               YES [ ]   NO [X]

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                      for the Quarter Ended March 31, 1999

                                  (Unaudited)

                                                                          Page
                                                                         Number
                                                                         -------
PART I. FINANCIAL INFORMATION

    Item 1. Condensed Financial Statements

      Condensed Balance Sheets as of March 31, 1999 and
        June 30, 1998 .................................................    1

      Condensed Statements of Income for the Three and Nine
        Months Ended March 31, 1999 and 1998 ..........................    2

      Condensed Statements of Cash Flows for the Nine Months
        Ended March 31, 1999 and 1998 .................................    3

      Notes to Condensed Financial Statements .........................    4

    Item 2. Management's Discussion and Analysis or Plan
            of Operation ..............................................    5

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings .........................................   10

    Item 2. Changes in Securities and Use of Proceeds .................   11

    Item 6. Exhibits and Reports on Form 8-K ..........................   12


SIGNATURES ............................................................   13

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                             MARCH 31,       JUNE 30,
                                                                                1999           1998
                                                                             -----------    -----------
                                                                             (Unaudited)
Current Assets:
     Cash and cash equivalents ...........................................   $ 2,999,924    $ 3,370,278
     Accounts receivable - net ...........................................     2,357,130      1,991,105
     Inventories .........................................................     1,168,224      1,061,212
     Deferred income tax benefits ........................................       144,000        144,000
     Prepaid expenses and other ..........................................       210,006        228,062
                                                                             -----------    -----------
          Total current assets ...........................................     6,879,284      6,794,657
Property and Equipment - net .............................................     2,271,715      1,849,910
Notes Receivable - shareholders ..........................................       118,175        118,175
Intangibles - net ........................................................       239,616        222,253
Deposits and Other .......................................................       133,901        137,851
                                                                             -----------    -----------
          Total ..........................................................   $ 9,642,691    $ 9,122,846
                                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt ...................................   $    28,649    $    28,649
     Accounts payable ....................................................       679,664        956,341
     Accrued liabilities .................................................       455,268        341,294
     Income taxes payable ................................................       (39,304)       169,294
                                                                             -----------    -----------
          Total current liabilities ......................................     1,124,277      1,495,578
Long-Term Debt - Less current portion ....................................       577,594        576,237
Deferred Income Tax Liability ............................................       162,000        162,000
Commitments and Contingencies
Shareholders' Equity:
     Preferred stock: $.01 par value, shares authorized: 1,000,000;
          no shares issued and outstanding ...............................          --             --
     Common stock: $.01 par value, shares authorized: 14,000,000;
          shares issued and outstanding: 3,308,800 (1999) and
          3,200,000 (1998) ...............................................        33,088         32,000
     Common stock warrants ...............................................        75,000         75,000
     Additional paid-in capital ..........................................     5,572,798      5,524,986
     Retained earnings ...................................................     2,150,434      1,339,545
     Accounts and notes receivable - shareholders ........................       (52,500)       (52,500)
     Deferred compensation - stock options granted .......................          --          (30,000)
                                                                             -----------    -----------
          Total stockholders' equity .....................................     7,778,820      6,889,031
                                                                             -----------    -----------
          Total ..........................................................   $ 9,642,691    $ 9,122,846
                                                                             ===========    ===========

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                                    ENDED MARCH 31,                         ENDED MARCH 31,
                                                           --------------------------------        --------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Net Sales ..........................................       $  3,515,777        $  2,679,037        $ 12,939,612        $  8,704,997
Cost of Sales ......................................          2,287,874           1,743,992           8,141,079           5,353,119
                                                           ------------        ------------        ------------        ------------
Gross Profit .......................................          1,227,903             935,045           4,798,533           3,351,878
Operating Expenses:
    Selling ........................................            317,168             262,595           1,177,248             912,756
    General and administrative .....................            776,429             596,184           2,409,606           1,645,589
                                                           ------------        ------------        ------------        ------------
         Total .....................................          1,093,597             858,779           3,586,854           2,558,345
                                                           ------------        ------------        ------------        ------------
Operating Income ...................................            134,306              76,266           1,211,679             793,533
Other Income (Expense):
    Interest expense ...............................            (11,854)            (14,804)            (37,554)            (47,431)
    Interest income ................................             23,171              54,623             113,591              98,626
    Other ..........................................              5,743              20,657               9,378              62,344
                                                           ------------        ------------        ------------        ------------
         Total .....................................             17,060              60,476              85,415             113,539
                                                           ------------        ------------        ------------        ------------
Income Before Income Taxes .........................            151,366             136,742           1,297,094             907,072
Income Tax Expense (A) .............................             56,556              51,818             486,205             311,458
                                                           ------------        ------------        ------------        ------------
Net Income (A) .....................................       $     94,810        $     84,924        $    810,889        $    595,614
                                                           ============        ============        ============        ============
Earnings Per Share: (A)
    Basic ..........................................       $       0.03        $       0.03        $       0.25        $       0.21
                                                           ============        ============        ============        ============
    Diluted ........................................       $       0.03        $       0.03        $       0.24        $       0.20
                                                           ============        ============        ============        ============
Weighted Average Common Shares
  Outstanding:
    Basic ..........................................          3,308,800           3,200,000           3,271,209           2,832,117
                                                           ============        ============        ============        ============
    Diluted ........................................          3,387,226           3,342,188           3,374,005           2,968,882
                                                           ============        ============        ============        ============

(A) Pro Forma prior to October 1997: see Note 4.

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               For the Nine Months
                                                                 Ended March 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Operating Activities:
   Net income ...........................................   $   810,889    $   595,614
   Noncash items in net income:
      Depreciation and amortization .....................       234,006        267,583
      Gain on disposal of property and equipment ........          --             (849)
   Changes in operating working capital:
      Accounts receivable ...............................      (366,025)      (568,465)
      Inventories .......................................      (107,012)      (319,783)
      Deferred income taxes (net) .......................          --          (21,000)
      Prepaid expenses and other ........................       (17,077)         2,487
      Accounts payable ..................................      (276,677)       242,456
      Accrued liabilities ...............................       113,974       (193,632)
      Income taxes payable ..............................      (208,598)        22,079
      Notes receivable - shareholders ...................          --             --
      Deposits and other ................................        35,169        (93,360)
                                                            -----------    -----------
         Net cash provided by (used for)
           operating activies ...........................       218,649        (66,870)
   Pro forma income tax expense (A)  ....................          --          104,809
                                                            -----------    -----------
         Historical net cash provided by
           operating activies ...........................       218,649         37,939
                                                            -----------    -----------
Investing Activities:
   Additions to property and equipment ..................      (584,160)      (194,297)
   Proceeds from sale of property and equipment .........          --            2,500
   Acquisition of furniture line assets .................       (55,100)      (811,086)
                                                            -----------    -----------
         Net cash used for investing activities .........      (639,260)    (1,002,883)
                                                            -----------    -----------
Financing Activities:
   Issuance of debt .....................................        33,724        200,000
   Payments of debt .....................................       (32,367)      (219,577)
   Capital contribution by S Corp. shareholders .........          --           43,345
   Distributions to S Corp. shareholders ................          --         (235,000)
   Proceeds from issuance of common stock ...............        48,900      5,400,000
   Stock offering costs .................................          --       (1,030,775)
                                                            -----------    -----------
         Net cash provided by financing activities ......        50,257      4,157,993
                                                            -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents ........      (370,354)     3,193,049

Cash and Cash Equivalents:
   Beginning of period ..................................     3,370,278        294,014
                                                            -----------    -----------
   End of period ........................................   $ 2,999,924    $ 3,487,063
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

3.      ASSET ACQUISITION

        On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") for $760,000 in cash and incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $239,616, net of amortization of $50,009 as of March 31, 1999, as part of the acquisition. Subsequent to the acquisition, the Company sold inventory and equipment of one of the chair lines to a third party which reduced the costs of the Harvard acquisition by $140,000.

4.      PRO FORMA INCOME TAXES

        Effective April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders on their individual income tax returns. Pro forma income taxes represent the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for the portion of the nine month period ended March 31, 1998 prior to consummation of the Company's initial public offering. Upon completion of the public offering in October 1997 as described in note 5 below, the Company terminated its status as an S Corporation and is subject to federal and state income taxes. After that date, current and deferred income taxes have been provided for as appropriate.

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

        In March 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard"). Production of a limited number of the Harvard chair lines acquired began on April 2, 1998. Almost all of the remaining Harvard chair lines acquired began production by June 30, 1998. As such, the acquisition of the Harvard chair lines accounts for a majority of the increases in sales and costs of sales for the three and nine month periods ended March 31, 1999 as compared to the corresponding periods in 1998.

        RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     MARCH 31,                 MARCH 31,
                                               ---------------------    ---------------------
                                                 1999         1998        1999        1998
                                               ---------    --------    --------    --------
         Net sales                              100.0%       100.0%      100.0%     100.0%
         Cost of sales                           65.1         65.1        62.9       61.5
                                               ---------    --------    --------    --------
         Gross profit                            34.9         34.9        37.1       38.5
         Selling, general and administrative
         expenses                                31.1         32.1        27.7       29.4
                                               ---------    --------    --------    --------
         Operating income                         3.8%         2.8%        9.4%       9.1%
                                               =========    ========    ========    ========

THREE AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1998

           NET SALES. Net sales for the three and nine month periods ended March 31, 1999 increased approximately $837,000 and $4.2 million, respectively, an increase of approximately 31% and 49% as compared to the three and nine month periods ended March 31, 1998. The total number of units sold for the three and nine month periods ended March 31, 1999 increased approximately 55% and 90%, respectively, from the same three and nine month periods in 1998. The increase in net sales and units for the three month period ended March 31, 1999 was primarily the result of the addition of the Harvard chair lines which began production in the fourth quarter of fiscal year 1998. The increase for the nine month period resulted primarily from a combination of the acquisition of the Harvard chair line and the addition of several large orders received during the nine month period.

        GROSS PROFIT. Gross profit for the three and nine month periods ended March 31, 1999 was approximately $1.2 and $4.8 million, respectively, increasing approximately $300,000 or 31% and $1.4 million or 43%, from gross profit of $900,000 and $3.4 million for the same periods in 1998. The gross profit as a percent of net sales remained flat at 34.9% for the three month period ended March 31, 1999 and 1998. For the nine month periods, gross profit as a percent of net sales decreased to 37.1% for 1999 from 38.5% for 1998. The decreased gross profit margin for the nine month period was primarily the result of a combination of a decrease in average selling price in the Neutral Posture(R) chair line due to a shift in product mix of units sold during the period and an increase in cost associated with increase in activity related to product development and research and development activities.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs for the three and nine month periods ended March 31, 1999 increased $234,818 or 27%, and $1.0 million or 40%, respectively, from the same periods in 1998. The increase was primarily due to increases in compensation expenses as a result of hiring additional sales, marketing, and engineering personnel and staff in connection with the Harvard chair lines acquisition along with pursuing sales opportunities and improving and expanding our product base. In addition to increases in compensation expenses, selling expenses related to increased sales and costs associated with being a publicly-held entity also contributed to the increases. As a percent of net sales, selling, general and administrative expenses for the three and nine month periods ended March 31, 1999 decreased to 31.1% and 27.7% respectively, from 32.1% and 29.4%, respectively, for the same periods in 1998.

        OPERATING INCOME. As a result of the foregoing, operating income for the three and nine month periods ended March 31, 1999 was $134,306 and $1.2 million, respectively, increasing $58,040, or approximately 76%, from $76,266 for the three month period ended March 31, 1998 and increasing $418,146, or approximately 53%, from $793,533 for the nine month period ended March 31, 1998. As a percentage of net sales, operating income for the three and nine month periods ended March 31, 1999 increased to 3.8% and 9.4%, respectively, from 2.8% and 9.1% respectively, for the same 1998 periods.

        OTHER INCOME (EXPENSE). Other income (expense) decreased $43,416 and $28,124, respectively, for the three and nine month periods ended March 31, 1999 as compared to the same 1998 periods. For the three months ended March 31, 1999, reductions in interest expense resulting from the repayment of debt on the Revolving Credit Facility (defined below) out of proceeds from the initial public offering were offset by decreases in interest income on the remaining offering proceeds and decreases in other income. For the nine months ended March 31, 1999, reductions in interest expense resulting from repayment of debt and increases in interest income resulting from the investment of the remaining offering proceeds for a full nine month period ended March 31, 1999 as compared to only six months for the similar 1998 period were offset by a decrease in other income of $52,966 of which approximately $40,000 related to realization of cash surrender value of insurance policies recorded in 1998.

        EARNINGS PER SHARE (EPS). The EPS amounts of $0.03 (basic and diluted), for the three month periods ended March 31, 1999 and 1998, and $0.25 (basic) and $0.24 (diluted) for the nine month period ended March 31, 1999 and $0.21 (basic) and $0.20 (diluted) for the nine month period ended March 31, 1998 are based on the weighted average shares outstanding for basic EPS which includes the effects of the additional 900,000 shares issued in the initial public offering in October 1997. Diluted EPS also includes the dilutive effect of common stock options outstanding.

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

        Cash provided by operating activities totaled $218,649 for the nine month period ended March 31, 1999, as compared to cash provided by operating activities of $37,939 for the nine month period ended March 31, 1998. The majority of the variance in funds provided between the periods resulted from an increase in net income partially offset by changes in working capital.

        Cash used for investing activities totaled $639,260 and $1,002,883 for the nine month period ended March 31, 1999 and 1998, respectively. The cash used in 1999 for investing activities was primarily comprised of capital expenditures for building improvements, machinery, equipment and molds used in the production process. The cash used in 1998 for investing activities was primarily comprised of approximately $800,000 incurred to purchase certain assets of the furniture business of Harvard and other miscellaneous capital expenditures for building improvements, machinery and equipment.

        Financing activities provided funds totaling $50,257 for the nine month period ended March 31, 1999 generated primarily from the proceeds related to the exercise of stock options by an officer of the Company and the grant and issuance of shares to employees. For the nine month period ended March 31, 1998, financing activities provided funds totaling $4,157,993, which were primarily generated by proceeds from the issuance of stock at the initial public offering.

        The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including working capital needs such as providing funds for increases in inventory levels. In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 and is restricted to financing equipment or mold purchases with borrowings under the Term Facility. At March 31, 1999, no amount was outstanding under either facility.

        At March 31, 1999, the Company had two loans outstanding in the amounts of $130,000 and $444,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

        The Company believes that cash flow from operations, together with the net proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility and Term Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 1999 and 2000. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

        Historically, the Company's business has been subject to seasonality. Over the past two years, the Company's revenue is greater during the first and second quarters of the Company's fiscal year with the third quarter being the slowest period. These seasonal fluctuations in sales are due to customer ordering patterns that historically have emphasized purchases during these two quarters.

        MARKET LISTING OF THE COMPANY'S COMMON STOCK. The National Association of Securities Dealers has informed the Company that the Company may be delisted from the NASDAQ Stock Market's National Market if the closing bid price of the Company's shares of Common Stock does not exceed $3.75 per share for a minimum of ten consecutive trading days, by July 7, 1999. Consequently, there is a significant risk that the Common Stock could be delisted from the NASDAQ Stock Market's National Market. If the Common Stock were delisted, the Company would seek listing on NASDAQ Stock Market's SmallCap Market and there would be a significant risk that the liquidity of the Common Stock would diminish. However, should the Company not meet the requirements stated, the Company may and intends to seek further procedural remedies by requesting a hearing prior to July 7, 1999 to stop any delisting of the Company's securities.

        In the event that its stock is de-listed from the National Market, the Company would pursue admission to the Nasdaq SmallCap Market. Although the Company believes that it satisfies all the standards for moving from the National to the SmallCap Market, there can be no assurance that Nasdaq will admit it to the SmallCap Market if it is de-listed from the National Market.

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

        INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded software which the software vendor has indicated is Year 2000 compliant. The total estimated software and installation cost is $110,000 of which $70,000 has been spent to date. As a result, the Company has completed the first three phases and is approximately 90% completed with the testing and validation phase. The Company anticipates substantial completion of testing of all internal software by June 30, 1999. The Company's internal financial systems are fully compliant as of March 31, 1999.

        INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the assessment phase with regard to non-financial software and imbedded chip technology and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for June 1999. The Company believes it is approximately 90% complete with the assessment phase and anticipates completion of such phase by the end of fiscal 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. Even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 should not have a material impact on the operations of the Company. Because the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

        EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by June 1999. To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company, however, cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company has received written responses from 75% of such third parties and a vast majority of such third parties have assured the Company that their software, hardware and data is, or on a timely basis will be, Year 2000 compliant. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

        EXPENSES. To date, the Company has incurred expenses of approximately $70,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $40,000 and is being funded through operating cash flows. Of the total project cost of $110,000 attributable to the purchase and installation of new software, approximately $100,000 will be capitalized. The costs of the project and the dates on which the Company plans to complete the various Year 2000 modifications are based on management's best estimates, which estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those estimated for the reasons mentioned above.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Other than routine litigation matters, the Company is currently involved in three lawsuits and in an arbitration proceeding. Two lawsuits and the arbitration proceeding involve the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all models in the Neutral Posture(R) chair line and related business and intellectual property issues. The third lawsuit involves computERGO(TM).

        On September 23, 1997, the Company was served with a suit filed by Bodybilt, Inc. ("Bodybilt") on September 18, 1997 in the 361st District Court of Brazos County, Texas against Dr. Jerome Congleton. Although the sole defendant in the suit was Dr. Congleton, both the American Arbitration Association and the Company were listed as "Injunctive Respondents." In general, the suit claims that: (i) Dr. Congleton exceeded the scope of his rights when he assigned the Patent to the Company; (ii) Dr. Congleton's assigns are prohibited from contending that Bodybilt's chairs infringe the Patent; and (iii) Dr. Congleton materially breached the 1991 Settlement Agreement. The suit sought : (v) an injunction against both the American Arbitration Association and the Company from proceeding with the arbitration initiated May 21, 1997; (w) unspecified monetary damages against Dr. Congleton; (x) a declaratory judgment as to Bodybilt's claims; (y) rescission of the 1991 assignment of the Patent to Dr. Congleton; and (z) other relief against Dr. Congleton. The Company intervened in this lawsuit. On September 3, 1998, the Court rescinded the original assignment of the Patent from Dr. Congleton to the Company, however, the Court invited Dr. Congleton to re-execute the assignment of the Patent to the Company subject to any restrictions arising out of the 1991 Settlement Agreement. The assignment was re-executed by Dr. Congleton on September 3, 1998, subject to any restrictions arising out of the 1991 Settlement Agreement. Also on September 3, 1998, the Court granted a Plea in Abatement filed by the Company and Dr. Congleton, conditioned upon Dr. Congleton's consent to participate and his participation in binding arbitration, and the Court stayed further proceedings in this lawsuit until further order of the Court.

        On October 16, 1997, Ergobilt, Inc. ("Ergobilt"), the parent company of Bodybilt, sued the Company in the United States District Court for the Northern District of Texas. In general, the lawsuit alleges that the Company, in violation of the Lanham Trademark Act, (i) published false and misleading information that its chairs are covered by the Patent, that it knows of no other chairs on the market that are similar to its chairs and that Bodybilt's chairs infringe the Patent and (ii) furnished false and misleading information concerning Ergobilt (including the Company's claim that substantially all of the chairs sold by Ergobilt's subsidiary, Bodybilt are designed in such a manner that they infringe the Patent). The suit seeks unspecified monetary damages and injunctive relief from the Company. The Company has obtained an opinion of counsel that virtually all of its chairs are covered by the Patent. On October 17, 1997, the Company filed a motion to dismiss the lawsuit or compel arbitration, and on November 26, 1997, the Company filed its counter-claim against Ergobilt and a motion to join Bodybilt as a third party defendant. On August 10, 1998, the Court dismissed without prejudice Ergobilt's claims against the Company, and entered an order compelling the Company and Bodybilt to submit their disputes to arbitration. In this lawsuit, the Company's counter-claim against Ergobilt for patent infringement and dilution of the Company's trademark remain pending; however, the parties have agreed to arbitrate these claims and these claims are pending in the arbitration proceeding described in the following paragraph.

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

        Regardless of the outcome of the arbitration, the Company will continue to pay all defense costs of Dr. Congleton associated with the arbitration. Although uncertainties associated with arbitration and other litigation risks make it impossible for the Company to predict the outcome of the arbitration and lawsuits with certainty, the Company does not believe that the outcome of the arbitration and the lawsuits will have a material adverse impact on its financial position, results of operations and cash flows.

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

        As of March 31, 1999, the Company has utilized net offering proceeds for the following:

        (1)     approximately $45,000 in the development of computERGO(TM) ;

        (2) approximately $1,025,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

        (3) approximately $60,000 in the Company's effort to become ISO 9000 certified;

        (4) approximately $310,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired, including a vice president - sales and two professional ergonomists;

        (5) approximately $200,000 related to the hiring of engineering personnel, including a vice president-engineering;

        (6) approximately $1,040,000 of working capital to fund inventory purchases; and

        (7) $200,000 to repay outstanding indebtedness on its revolving credit facility.

        In addition, the Company had approximately $1.5 million included in temporary investments as of March 31, 1999 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. None of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities, (iii) affiliates of the Company, or
(iv) payments to others.

        Included in the applied net offering proceeds was compensation expense of approximately $208,000 for the Vice President - Engineering and the Vice President - Sales.


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


                                         NEUTRAL POSTURE ERGONOMICS, INC.


Date:  May 14, 1999                      By: /s/REBECCA E. BOENIGK
                                             Rebecca E. Boenigk
                                             Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


Date:  May 14, 1999                      By: /s/GREGORY A. KATT
                                             Gregory A. Katt
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)