Form 10KSB
period 1999-06-30
NEUTRAL POSTURE ERGONOMICS INC
filed 1999-09-28
CIK 1042488

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO  __________

                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
                 (Name of small business issuer in its charter)

                   TEXAS                               74-2563656
        (State or other jurisdiction        (IRS Employer Identification No.)
       incorporation or organization)

            3904 N. TEXAS AVENUE
             BRYAN, TEXAS 77803                    (409) 778-0502
      (Address of principal executive        (Issuer's telephone number)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------                  -------------------
        COMMON STOCK, $.01 PAR VALUE           NASDAQ SMALL CAP MARKET

      CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

      CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

      THE REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE
$17,090,420.

      ON SEPTEMBER 15, 1999, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,046,906. (FOR PURPOSES OF DETERMINATION OF THE ABOVE STATED AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER SHAREHOLDERS HAVE BEEN DEEMED AFFILIATES).

      ON SEPTEMBER 15, 1999, THERE WERE 3,308,800 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  YES [ ]NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

 PART III - PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONJUNCTION WITH THE REGISTRANT'S 1999 ANNUAL MEETING OF SHAREHOLDERS OF THE
                    COMPANY TO BE HELD ON NOVEMBER 10, 1999.

                        NEUTRAL POSTURE ERGONOMICS, INC.

                        1999 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART 1

Item   1.    Description of Business.................................       1
Item   2.    Description of Properties...............................       1
Item   3.    Legal Proceedings.......................................       9
Item   4.    Submission of Matters to a Vote of Security Holders.....      11

                                     PART II

Item   5.    Market for Common Equity and Related Stockholder Matters      12
Item   6.    Management's Discussion and Analysis or Plan of
               Operations............................................      14
Item   7.    Financial Statements....................................      18
Item   8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................      18

                                    PART III
Item   9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act..........................................      19
Item   10.   Executive Compensation..................................      20
Item   11.   Security Ownership of Certain Beneficial Owners and
               Management............................................      20
Item   12.   Certain Relationships and Related Transactions..........      20
Item   13.   Exhibits and Reports on Form 8-K........................      20

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

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

      Since Neutral Posture Ergonomics, Inc. ("Neutral Posture" or the "Company") was incorporated in 1990 under the laws of the State of Texas, the Company has manufactured, marketed and distributed the Neutral Posture(R) ergonomic chair line, most models of which are based upon patented and/or patent-pending designs of Jerome Congleton, Ph.D., P.E., C.P.E., an ergonomist certified by the Board of Certification in Professional Ergonomics who serves as a design consultant to the Company. The chairs are assembled at the Company's 46,000 square-foot facility in Bryan, Texas which the Company acquired in 1996. Based on anthropometrics, the scientific study of the measurements of size, weight and proportions of the human body, the Company manufactures, under the Neutral Posture(R) tradename, five series of ergonomic chairs designed to minimize the physical stress imposed upon the human body while seated. Virtually all chairs marketed under the Neutral Posture(R) tradename can be adjusted to accommodate the size, weight and proportions of body types from as small as the 5th percentile female to as large as the 95th percentile male. The Company is not aware of any other chair on the market that (i) is designed by a certified ergonomist, (ii) is designed based on anthropometric studies, and (iii) has interchangeable key components such as seats, backs and arms.

      In March 1998, the Company expanded its product line with the acquisition of certain assets of the furniture business of Harvard Industries, Inc. ("Harvard"). The acquisition included a series of chair lines which has been in existence for approximately ten years with an established distribution base and has allowed the Company to enter into the mid-priced chair market. The chair lines range from highback executive chairs with minimal adjustability to a series of ergonomic chairs with up to seven adjustments. The Harvard chair line enables the Company to offer lower-priced chair lines to complement its existing Neutral Posture(R) chair line.

      During fiscal year 1999, the Company further expanded its product lines with the development of the two products marketed under the Neutral Posture(R) chair line, including the "big and tall" chair and the "prop stool". In addition, ancillary products such as the "Fring(TM) Footrest" and "Cloud 9 fabric" were made available to the Neutral Posture(R) chair line. The Company also introduced a new "height adjustable electric table" to the market.

      The Company believes that the increase in computer users and other domestic white collar office employees has benefited, and the anticipated increase in white collar office employees outside of the United States will benefit, its ergonomic products business. The Company also believes that repetitive stress injuries, which affect a number of seated workers, have created a market demand for ergonomically designed products. To address this problem, the Company intends to research, create and develop additional ergonomic products consistent with the Company's philosophy that its designs be based on ergonomic research and anthropometric data.

      The Company's principal executive offices are located at 3904 North Texas Avenue, Bryan, Texas 77803, and its telephone number is (409) 778-0502. As of September 1, 1999, the Company had 87 employees which are full-time employees.

INDUSTRY OVERVIEW

      The Company's chairs compete in the seating segment of the office furniture market. This segment represented approximately 24.5% of industry sales in the United States or $3.0 billion in calendar year 1998 and is the second largest office furniture industry segment. The Company's share of the U.S. seating market segment was approximately one-half of 1% on a dollar basis in calendar year 1998. According to the Business and Institutional Furniture Manufacturer's Association ("BIFMA"), the U.S. office furniture market had estimated sales of $12.3 billion in calendar year 1998. The dollar value of U.
S. office furniture industry shipments has increased in each of the past 15 years, with the exception of 1991, and according to BIFMA estimates, has grown at a compound annual rate of approximately 9.4% over the three year period ended December 31, 1998.

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

      The Neutral Posture(R) chair line requires minimal assembly by the customer and is delivered with a computer diskette and/or owner's manual that provides each customer with a visual explanation of how to adjust the chair for maximum comfort. Prior to June 1998, all frame parts, mechanisms, bases, casters, cylinders, seat pans, backrests, armrests, foam and J-shaped back uprights of the Neutral Posture(R) chair line were warranted against defects in materials and workmanship for a period of five years from the date of delivery. Effective June 1998, the Company began offering a limited lifetime warranty on chairs manufactured from such date.

      HARVARD CHAIRS. In March 1998, the Company purchased certain assets of the furniture division from Harvard. The assets acquired included a series of chair lines designed for the mid-priced chair market. In addition, the Company acquired the right to use the "Harvard" name for a period of three years, which benefits the Company as the Harvard chair lines have been in existence for approximately ten years and have an established distribution base.

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

      NEW PRODUCTS. New products developed during fiscal 1999 included the "big and tall" chair , the "prop stool" and ancillary products such as the "Fring(TM) Footrest" and "Cloud 9 fabric." These products began production near the end of fiscal year 1999 and therefore did not have a significant impact on fiscal 1999 earnings. In addition, the Company introduced a "height adjustable electric table" to the product line, allowing individuals the flexibility to work from either a sitting or standing position. The table is primarily targeted for industrial use.

      computERGO(TM) . In early 1998, the Company produced a portable ergonomic workstation for the transport and use of a laptop computer and other items that would otherwise be carried in a briefcase. This workstation was marketed under the tradename computERGO(TM). computERGO(TM) was designed to provide laptop users with (i) a fully adjustable portable work surface with two fold-out wings for documents, an organizer, document file pockets, retractable power/phone cords and built-in surge protection, and (ii) a compact carrying case on wheels with a retractable handle. This product was also designed to help alleviate repetitive stress injuries associated with the emergence of "alternative officing," utilizing a laptop computer at any locale other than the traditional office. In March 1997, the Company filed a patent application relating to computERGO(TM) with the United States Patent and Trademark Office. Based on the initial market response, the Company decided to reevaluate computERGO(TM) and hired an external engineering firm to study the marketability and design of the product. At this time alternative designs are being evaluated to determine if there is any future viability for this product line.

      PRODUCT RETURNS. Although the Company does allow pre-approved merchandise returns for a specified period of time, the Company endeavors to minimize product returns by offering prompt, on-site customer service and repair through its factory personnel, its network of dealers and its independent sales representatives. The Neutral Posture(R) chair line's interchangeable components permit easy replacement of worn or defective components. Product returns to date have been negligible.

RESEARCH AND DEVELOPMENT

      During fiscal years 1999 and 1998, the Company spent approximately $420,000 and $311,000, respectively, on research and development. The Company intends to continue to incur research and development expenses by creating innovative new products, broadening existing product lines and enhancing the manufacturing process.

MARKETING AND SALES

       During fiscal year 1996, the Company embarked on a program to increase sales by attracting and hiring independent sales representatives that had established long-term relationships with key dealers in their markets. Prior to the Harvard acquisition, the Company marketed its products and services throughout the United States through approximately 50 independent sales representatives and channeled its sales through a network of approximately 320 dealers. The acquisition of the Harvard chair line from Harvard increased the Company's dealer network to approximately 1,000 dealers, not all of which will sell the Neutral Posture(R) chair line or the Company's other new products. The Company believes that using independent sales representatives and dealers provides a strategic advantage relative to many of its competitors. The Company does not directly employ the independent sales representatives, but rather uses a commission based incentive system to maintain these relationships. The commission based incentive system rewards not only the number of units sold, but the profitability of those sales. The independent sales representatives employ personalized sales techniques in an effort to maintain close contact with the Company's current customers and develop new customers. The Company's independent sales representatives receive extensive training, including annual seminars focused on the Company's products and ergonomics.

      The Company's dealers generally coordinate their sales efforts with the Company's independent sales representatives, handle project management, installation and maintenance for an account after the initial product selection and sale. Dealers typically purchase the product at a discount from retail and resell the product at a higher price. The Company is not dependent on any one of its dealers, the largest of them accounting for less than 3% of the Company's fiscal year 1999 sales.

      In fiscal year 1998, the Company formed the Neutral Posture Ergonomics Engineering Team ("NEET"), which included two professional ergonomists, and two certified professional ergonomists, Mr. Benden, the Company's Vice President Total Customer Experience and Dr. Jerome Congleton, a consultant to the Company. NEET works with customers, dealers and sales representatives in all areas of ergonomic engineering consulting to provide technical support and professional qualified ergonomic assistance to the Company's clients seeking to maximize the success of interior design projects, office ergonomic and safety programs and chair and workstation evaluations.

            On January 12, 1997, Relax the Back Franchising Company ("Relax the Back") granted the Company the exclusive worldwide right to manufacture ergonomic office seating that bears the Relax the Back trademark and the Relax the Back design pursuant to a Trademark License Agreement (the "License Agreement"). Although the License Agreement has an indefinite term, it may be terminated by either Relax the Back or the Company for any reason upon 90 days' prior written notice. Relax the Back has exclusive rights to an armrest pad and a neckrest which are components of chairs manufactured by the Company for Relax the Back. The Company believes approximately 75% of the Relax the Back stores are independently owned and operated and may elect on a store-by-store basis whether to sell the Company's chairs. As of June 30, 1999, the Company believes that almost all of the Relax the Back stores carried the Company's chairs under the Relax the Back trademark.

      The Company also markets its chair lines in catalogs published by Boise Cascade Office Products, Corporate Express and National Business Furniture. The Company believes that catalogs provide a convenient and cost-effective way for businesses and individuals to purchase ergonomic products.

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

      At its facility, the Company applies foam to seats and backs, upholsters, assembles and does machine work. As of June 30, 1998, Shepherd Products, Inc. ("Shepherd") began injection molding a majority of the Company's seats and backs, which is a more efficient and economical process than the Company's vacuum-form process. The injection molds make an exact duplicate of the Company's seats and backs each time by heating plastic until molten and injecting it into a mold. This process eliminates hand-cutting the rough edges from each seat and back, which is necessary when using vacuum forms. Vacuum forming heats plastic until pliable and then shapes it over a mold using a suction process. The Company believes that the use of the injection molds improves product quality.

      Unlike its other products, the new height adjustable electric tables are manufactured by a third party and shipped directly to the end user.

      The Company's manufacturing goals are to: (i) continually improve design quality, (ii) achieve the best values in purchasing, (iii) uphold stringent quality controls, and (iv) deliver orders promptly. The Company believes its production standards are exceptional, with an excess of 99% customer acceptance for fiscal year 1999. The Company manufactures or obtains Neutral Posture(R) chairs, Harvard chairs, height adjustable tables, and other ancillary products primarily to meet customer orders placed with the Company.

      The Company is also working to obtain its ISO 9001 certification, an internationally developed set of manufacturing facility quality criteria established by the International Organization for Standardization ("ISO"). The Company currently estimates the process of obtaining ISO 9001 certification will take through the end of the second quarter of fiscal year 2000 to complete. ISO reviews the application form and manual and issues a report identifying any changes required. ISO also conducts an on-site inspection to assess the Company's facility for compliance with ISO standards, procedures and instructions. If certified, the Company still must pass ISO yearly maintenance and surveillance visits to maintain ISO 9001 status. The Company believes that becoming ISO 9001 certified would promote continued quality standards in the Company's current operations.

RAW MATERIAL AND SUPPLIERS

      The Company has formed close working relationships with its main suppliers and maintains an adequate level of inventory. The Company uses a variety of materials in its manufacturing, including plastic, foam, steel, leather and upholstery coverings. Management currently maintains no long-term supply contracts and believes that the supply sources for these materials are adequate. Certain components of Neutral Posture(R) chairs, principally the adjustment mechanism, are made by third party manufacturers to the Company's specifications. In addition, the Company's new height adjustable electric tables are manufactured by a third party which is the sole source for this product. The Company is dependent upon its suppliers for timely delivery and product quality. While the Company's strategy is to maintain multiple sources of supply, the Company's largest supplier, Leggett & Platt, Inc., is currently the only source of the adjustment mechanism, a key component of the Neutral Posture(R) chair. The adjustment mechanism is proprietary to the Company. In addition, as of June 30, 1998, Shepherd began manufacturing a majority of the Company's seats and backs for the Neutral Posture(R) chair line. While the Company has not had any adverse experience with these suppliers, the Company does not have a binding supply contract with either Leggett & Platt, Inc. or Shepherd.

PROPERTIES

      The Company's corporate offices, manufacturing and assembly operations are conducted in its approximately 46,000 square-foot facility owned by the Company in Bryan, Texas. The Company also leases an approximately 1,400 square-foot showroom in the Chicago Merchandise Mart. The Company's management consider each of these facilities to be in good condition and is of the opinion that are adequately covered by insurance.

CUSTOMERS

      The Company has a diversified customer base. The Company's largest customer group, the various facilities of the General Services Administration ("GSA"), accounted for 22.9% of the Company's sales for fiscal year 1999. The Company's contract with the GSA which is subject to renegotiation or termination at the convenience of the GSA expires on January 20, 2001. In addition to the GSA, the Company's largest customers include Relax the Back, Lockheed Martin, United Parcel Service ("UPS"), Wrightline and Sykes Enterprises whose individual sales for fiscal year 1999 represented 13.5%, 8.4%, 6.9%, 3.0% and 2.6%, respectively, of the Company's total revenues. The Company does not have a binding contract with any of these customers.

PATENTS AND TRADEMARKS

      The Company owns a United States patent ("Patent"), on which virtually all of the models in the Company's Neutral Posture(R) chair line are based, and several trademarks. The Company's patent covering virtually all of the models of the Neutral Posture(R) chair line expires in October 2003. For a discussion of legal proceedings involving the Company's Patent, see "Item 3 - Legal Proceedings." Neutral Posture(R), compUTERGO(TM), ERGO 2000(R) and Establishing the Standard of Acceptability(TM) and Fring(TM) are trademarks of the Company. The Company has several pending patent applications, including the patent application covering computERGO(TM), and possesses a wide array of unpatented proprietary know-how and common law trademarks. In addition, the Company was granted a license to use the "Harvard" name for a period of three years which expires in March 2001. The Company's success and its ability to compete are dependent in part upon its proprietary technology. While the Company relies on patent, trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological, creative and design skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology.

COMPETITION

      The Company faces significant competition in the contract furniture market. The Company's ergonomic products compete on the basis of design, health benefits, comfort, quality, durability, service and price. Existing and future competitors for the Company's ergonomic products within the office furniture industry, including Herman Miller, Inc., Steelcase Inc., Knoll Inc. and Haworth, Inc., offer or will offer additional ergonomic products. The Company also has competition from numerous other ergonomic furniture companies such as HAG Inc., Grahl Industries, Inc. and Bodybilt , Inc. ("Bodybilt"), a wholly-owned subsidiary of Ergobilt, Inc. ("Ergobilt") for its Neutral Posture(R) chair line and companies such as United Chair, HON Industries Inc. and Superior Chaircraft for its Harvard chair lines. Certain of these competitors have much greater financial and other resources and offer a broader product line than the Company.

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

      STRONG COMPETITION IN THE CONTRACT FURNITURE INDUSTRY. The contract furniture industry is highly competitive, with a significant number of competitors offering similar products. Many of the Company's competitors are large and have significantly greater financial, marketing, manufacturing and technical resources than those of the Company. The Company's most significant competitors include Herman Miller Inc., Steelcase, Inc., Knoll Inc. and Haworth, Inc. These competitors have a substantial volume of furniture and products installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace, and such competitors could develop alternative product designs which could give them a competitive advantage over the Company. The Company also competes with numerous small ergonomic furniture companies such as HAG, Inc., Grahl Industries, Inc. and Bodybilt for its Neutral Posture(R) chair line and companies such as United Chair, HON Industries, Inc. and Superior Chaircraft for its Harvard chair lines. In addition, the Company faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

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

      PRODUCT CONCENTRATION; NEW PRODUCTS. At the present time, the Company's products are primarily limited to five series of ergonomic office chairs marketed under the Neutral Posture(R) tradename, a series of office chairs marketed under the Harvard tradename and several new products recently introduced by the Company, including height adjustable electric tables. The Company is subject to the risk that demand for its existing products may be diminished by changing market conditions, consumer preferences or competition, any of which could have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop additional ergonomic products or that a market would develop for any such products. Significant expenditures will be necessary for the Company to offer new products, and it may take an extended period of time for revenues to cover expenses. In addition, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effect on operating results of unanticipated complications in product introductions. If the Company is able to develop new products, there can be no assurance that they will achieve market acceptance or otherwise be successfully introduced. Any such failure may have a material adverse effect on the Company.

      RELIANCE ON INTELLECTUAL PROPERTY. The Company owns a United States patent and several trademarks in order to protect certain of its ergonomic products and other intellectual property. The Company's Patent covering virtually all of the Neutral Posture(R) chair line expires in October 2003. Because the Company's chairs can be manufactured with a relatively small investment in infrastructure, expiration of the patent in 2003 will thereafter leave the Company with few, if any, entry barriers against existing furniture manufacturers or new market entrants that desire to make competitive chairs based on the design encompassed by such patent.

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

      The Company has sought and intends in the future to enforce its intellectual property rights. As of June 30, 1999, the Company was involved in arbitration proceedings against Bodybilt claiming, among other things, patent infringement. See "Legal Proceedings."

      Because Texas A&M University, where Dr. Congleton is employed as a professor, declined to unconditionally release any right it may have had in computERGO(TM), the Company agreed to pay to Texas A&M University a perpetual 1% royalty of the gross sales of every computERGO(TM) sold by the Company. The Company believes this was the least expensive way to obtain Texas A&M University's assignment of all rights it may have had in computERGO(TM). The Company has been informed that Texas A&M University will pay Dr. Congleton approximately one-half of its 1% royalty in accordance with its standard policy. Although the Company does not believe that Texas A&M University has any claims to Dr. Congleton's inventions, there can be no assurance that Texas A&M University will not assert such claims in the future and that, if Texas A&M University does, such claims will not be successful. As of June 30, 1999, the Company has decided to evaluate alternative designs to determine if there is any future for computERGO(TM).

      PENNY STOCK REGULATION. In the event the Company's Common Stock ("Common Stock") is delisted from trading on any Nasdaq market and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. The Company may be delisted from trading on Nasdaq if certain maintenance standards concerning the public float of the Common Stock, the market value of the public float of the Common Stock, the number of shareholders of Common Stock or the number of market makers in the Common Stock are not met. Under Rule 15g-9, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to regulations adopted by the Securities and Exchange Commission, and any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers to sell their securities in the secondary market. There can be no assurance that the Company will not be delisted from Nasdaq or that the price of the Common Stock per share will trade above $5.00.

      DEPENDENCE ON SUPPLIERS AND SUBCONTRACTORS. The Company's largest supplier, Leggett & Platt, Inc., is currently the only source of an adjustment mechanism that is a key component of Neutral Posture(R) chairs. While the Company has not had any adverse experience with this supplier, the Company has no binding supply contract with Leggett & Platt, Inc. Unless alternative supply sources are identified for this adjustment mechanism, the Company could be subject to pricing risks, delivery delays and quality control problems, or even unavailability of the component, any of which could have a material adverse effect on the Company. Shepherd manufactures the majority of the Company's seats and backs. Any disruption in the ability of Shepherd to manufacture such seats and backs could have a material adverse effect on the Company.

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

      DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's largest customers, GSA, Relax the Back, Lockheed Martin, UPS, Wrightline and Sykes Enterprises accounted for approximately 22.9%, 13.5%, 8.4%, 6.9%, 3.0% and 2.6%, respectively, of its total revenues in fiscal year 1999. The Company's contract with the GSA which is subject to renegotiation or termination at the convenience of the GSA expires on January 20, 2001. The Company has no binding contracts with Relax the Back, Lockheed Martin, UPS, Wrightline or Sykes Enterprises. The loss of any of these customers, or a reduction in any of the customer's purchases, could have a material adverse effect on the Company.

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

      WARRANTY LIABILITY. Various components of the Company's chairs are warranted against defects in materials or work quality for up to five years. In June 1998, the Company extended a limited lifetime warranty for all new chairs manufactured after such date. The height adjustable electric tables also carry a limited lifetime warranty. The Company has not experienced any material loss from warranty claims to date and maintained a reserve at June 30, 1999, of $170,473 for such claims. There can be no assurance, however, that material warranty claims will not be asserted in the future or, if asserted, that the Company's reserve will be adequate.

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

      CONTROL BY INSIDERS. The Company's directors, executive officers and their relatives control approximately 63.1% of the Company's outstanding voting securities and are in a position to elect the Company's directors and officers, to control the policies and operations of the Company and to determine the outcome of corporate transactions or other matters submitted for shareholder approval. These matters may include mergers, consolidations, the sale of the Company's assets or a change in control of the Company. The existence of these levels of ownership concentrated in a few persons make it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company.

      SEASONALITY. Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the first and second quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasize purchases in these two quarters. The Company's results of operations would be adversely and disproportionally affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

ITEM 3.           LEGAL PROCEEDINGS

      Other than routine litigation matters, the Company is currently involved in two lawsuits and in an arbitration proceeding. The two lawsuits and the arbitration proceeding involve the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all models in the Neutral Posture(R) chair line and related business and intellectual property issues.

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

      On October 16, 1997, Ergobilt, Inc., the parent company of Bodybilt, sued the Company in the United States District Court for the Northern District of Texas, Dallas Division. In general, the lawsuit alleges that the Company, in violation of the Lanham Trademark Act, (i) published false and misleading information that its chairs are covered by the Patent, that it knows of no other chairs on the market that are similar to its chairs and that Bodybilt's chairs infringe the Patent and (ii) furnished false and misleading information concerning Ergobilt (including the Company's claim that substantially all of the chairs sold by Ergobilt's subsidiary, Bodybilt are designed in such a manner that they infringe the Patent). The suit seeks unspecified monetary damages and injunctive relief from the Company. The Company has obtained an opinion of counsel that virtually all of its chairs are covered by the Patent. On October 17, 1997, the Company filed a motion to dismiss the lawsuit or compel arbitration, and on November 26, 1997, the Company filed its counter-claim against Ergobilt and a motion to join Bodybilt as a third party defendant. On August 10, 1998, the Court dismissed without prejudice Ergobilt's claims against the Company, and entered an order compelling the Company and Bodybilt to submit their disputes to arbitration. In this lawsuit, the Company's counter-claim against Ergobilt for patent infringement and dilution of the Company's trademark remain pending; however, the parties have agreed to arbitrate these claims and these claims are pending in the arbitration proceeding described in the following paragraph.

      On August 31, 1998, the Company initiated a new arbitration proceeding against Bodybilt claiming patent infringement, breach of contract, tortious interference, slander, trade libel, unfair competition and dilution of the Company's trademark. The Company believes that substantially all of the chairs sold by Bodybilt are designed in such a manner that they infringe the Patent. The Company intends to enforce what it believes to be exclusive ownership rights to the Patent by seeking injunctive relief as well as damages. The demand for arbitration was filed with the American Arbitration Association pursuant to a mandatory arbitration clause included in the Settlement Agreement executed in 1996 between the Company and Bodybilt, and pursuant to the Federal Court order compelling arbitration described above. Dr. Congleton has joined in the arbitration. On October 14, 1998, Bodybilt filed a counter-claim in the arbitration proceeding against the Company claiming deceptive advertising under the Lanham Act, unfair competition, breach of contract, tortious interference, slander and trade libel.

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

      computERGO(TM) In May 1998, the Company was served with a suit filed by Destech, L.L.C. ("Destech") in United States District Court, Eastern District of Michigan. In general, the lawsuit alleged that the Company breached a contract for the development, design and tooling cost of computERGO(TM), a portable laptop workstation and for the cost of establishing a manufacturing assembly line. In June 1998 the Company filed a response with the Court denying such allegations. In May 1998, the Company also filed suit against J&J Automotive Group, Inc. ("AGI"), the parent company of Destech, in the county court of Brazos County, Texas alleging breach of contract and warranty to the Company. On February 12, 1999, the Company, Destech and AGI settled both lawsuits and released each other from all claims in exchange for the payment of $3,000 by the Company to Destech.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has traded on the Nasdaq National Market System since the Company's initial public offering on October 20, 1998. Effective August 20,1999, the Company voluntarily moved from the Nasdaq National Market System to the Nasdaq Small Cap System and is traded under the symbol "NTRL". On September 15, 1999, the Company had approximately 110 shareholders of record of the Company's Common Stock.

      The following table sets forth the high and low sale prices for the Company's Common Stock for the quarters indicated.

                           PRICE RANGE OF COMMON STOCK

                                                   High       Low
                                                  -----      -----
            YEAR ENDED JUNE 30, 1998
                First Quarter .............        n/a        n/a
                Second Quarter ............      $7.25      $4.50
                Third Quarter .............      $6.25      $4.00
                Fourth Quarter ............      $4.63      $3.13

            YEAR ENDED JUNE 30, 1999
                First Quarter .............      $4.00      $2.50
                Second Quarter ............      $4.63      $2.50
                Third Quarter .............      $5.38      $2.75
                Fourth Quarter ............      $3.00      $1.88

      Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

      Since the Company's initial public offering, the Company has not declared or paid any cash dividends on the Common Stock. The Company presently intends to retain all earnings, if any, to provide funds for its operations and expansion, and therefore does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The terms of certain of the Company's debt documents restrict the Company's ability to pay dividends to its shareholders and acquire capital stock.

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

      As of June 30, 1999, the Company has utilized net offering proceeds for the following:

      (1)   approximately $144,000 in the development of computERGO(TM) ;

      (2) approximately $1,064,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

      (3) approximately $78,000 in the Company's effort to become ISO 9001 certified;

      (4) approximately $380,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired (Danny Skeen as Vice President - Sales and the two professional ergonomists);

      (5) approximately $238,000 related to the hiring of engineering personnel, including the vice president - engineering;

      (6) approximately $1,040,000 of working capital to fund inventory purchases and finance receivables; and

      (7) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $2.8 million included in temporary investments as of June 30, 1999 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. None of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities or (iii) affiliates of the Company.

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

      GENERAL. The Company generates revenue through sales of its products to corporate customers and retailers through independent sales representatives, who generally are paid a commission for each unit sold. These independent sales representatives usually channel sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      In March 1998, the Company acquired the Harvard chair lines from Harvard Industries, Inc. Production began on April 2, 1998 with a few of the Harvard chair lines. Almost all of the remaining Harvard chair lines acquired began production by June 30, 1998. As such, the integration of the Harvard chair line had a minor impact on the results of operations in fiscal year 1998.


      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated:

                                                             YEAR ENDED
                                                              JUNE 30,
                                                         ------------------
                                                          1999        1998
                                                         ------      ------
Net  sales ........................................      100.0%      100.0%
Cost of  sales ....................................       62.8        62.2
                                                         ------      ------
Gross profit ......................................       37.2        37.8
Selling, general and administrative expenses ......       30.0        28.8
                                                         ------      ------
Operating  income .................................        7.2%        9.0%
                                                         ======      ======

      FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30,
      1998.

      NET SALES. Net sales for the fiscal year ended June 30, 1999 were $17.1 million increasing approximately $4.9 million or 40% from net sales of $12.2 million for the fiscal year ended June 30, 1998. Sales for the Neutral Posture(R) chair line increased approximately $1.8 million or 15% for fiscal year 1999 as compared to fiscal year ended 1998 resulting primarily from the Company's heightened marketing efforts. The remaining increase was due to a full year of sales for fiscal 1999 for the Harvard chair line acquired in March, 1998 totaling $3.7 million compared to $600,000 for fiscal year 1998.

      GROSS PROFIT. Gross profit for the fiscal year ended June 30, 1999 was $6.4 million, increasing approximately $1.7 million or 38% from gross profit of $4.6 million for the same period in 1998. The gross profit margin decreased to 37.2% for fiscal year 1999 from 37.8% for fiscal year 1998. The Company has been able to maintain its profit margins by continually seeking to improve the quality of the chairs while keeping the cost of the chairs relatively constant. During the fourth quarter of fiscal year 1999, the Company recorded a charge to earnings for design costs previously capitalized and to increase its reserve for obsolete inventory related to its computERGO(TM) product line in the amount of approximately $70,000 which accounts for the majority of the decrease in gross profit margin percentage. At this time, the Company is reevaluating computERGO's(TM) design to determine if there is any future viability for this product line.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.1 million for fiscal year 1999, increasing approximately $1.6 million or 46%, from $3.5 million for fiscal year 1998. As a percentage of sales, the Company's selling, general and administrative expenses increased to 30% for fiscal year 1999 from 29% for fiscal year 1998. The increase was primarily due to increases in compensation expense as a result of hiring additional sales and marketing personnel as well as additional staff related to the Harvard chair lines acquisition added late in fiscal 1998 and a one-time charge in the amount of $260,000 related to the resignation of David Campbell, former president.

      OPERATING INCOME. Operating income for the fiscal year ended June 30, 1999 was $1.2 million, increasing approximately $130,000 or 12% from operating income of $1.1 million for the same period in 1998. The increase in 1999 resulted from higher gross profit due to increased sales levels partially offset by higher selling and general and administrative costs as discussed above.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's principal sources of capital are net cash provided by operating activities, together with unexpended proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility (defined below). The Company's primary capital requirements are to fund component parts inventory, receivables, fixed assets, research and development activities and product improvements.

      Cash provided by operating activities totaled $1,030,025 for fiscal year 1999 increased as compared to cash provided by operating activities of approximately $100,000 for fiscal year 1998. The increase in cash flow for fiscal year 1999 was primarily the result of changes in working capital including increases in accounts payable and accrued liabilities partially offset by increases in accounts receivable related to increased sales and slight increases in inventory levels being maintained.

      Cash used for investing activities totaled approximately $866,000 for fiscal year 1999 and was primarily comprised of building improvements, machinery and equipment. Cash used for investing activities totaled approximately $1.2 million for fiscal year 1998 and was comprised of approximately $700,000 incurred to purchase certain assets of the furniture business of Harvard and $500,000 for miscellaneous capital expenditures for building improvements, machinery and equipment. During fiscal year 2000, the Company expects to continue to make capital expenditures in connection with manufacturing equipment, computer hardware and software improvements and to seek potential acquisitions or joint ventures with third parties to provide ergonomic products and services.

      Financing activities used funds totaling approximately $220,000 for fiscal year 1999 and provided funds of approximately $4.1 million for fiscal year 1998. In fiscal year 1999, the Company used cash flow from operations to purchase treasury stock in the amount of approximately $291,000 partially offset by the repayment of notes receivable from an officer of the Company, and proceeds from exercise of stock options by an officer of the Company. The funds provided for fiscal year 1998 were primarily generated from proceeds from completion of the initial public offering of approximately $4.4 million, partially offset by S Corporation distributions to the selling shareholders to pay federal income taxes related to the net income attributable to them as shareholders of the Company during the period it elected to be a Subchapter S Corporation for federal income tax purposes.

      The Company manages its inventory to maintain a level which meets its short-term manufacturing needs. Inventory turned 8.5 times in fiscal year 1999 and 9.2 times in fiscal year 1998. The reduction in turnover is primarily due to the increased inventory levels associated with the Harvard chair line acquisition and increased levels maintained to meet customer demands. With this turnover, the Company had approximately 43 days and 40 days worth of component parts inventory on hand during the respective periods. These low levels of inventory allow the Company to dedicate less working capital to inventory, thereby lowering line-of-credit borrowing, interest, insurance and property tax expenses.

      The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including financing inventory and increases in receivables. Loans made pursuant to the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time until termination of the Revolving Credit Facility on August 21, 2000. Indebtedness under the Revolving Credit Facility bears interest at the lender's base rate plus one-half of 1% per annum and is secured by a first lien on accounts receivable, chattel paper, contract rights, equipment and fixtures, inventory and general intangibles. The amount available under the Revolving Credit Facility at June 30, 1999 was

$1.7 million, and is determined based upon a percentage of eligible receivables. At June 30, 1999 the interest rate was 8.25% and no amount was outstanding under the Revolving Credit Facility.

      In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 which also expires August 21, 2000. This Term Facility is restricted to financing equipment or mold purchases. Indebtedness under the Term Facility would bear interest at the lender's base rate plus one-half of 1% per annum and would be secured by accounts receivable, chattel paper, contract rights, equipment and fixtures, inventory and general intangibles. At June 30, 1999, no amount had ever been borrowed under the Term Facility.

      The Revolving Credit Facility and the Term Facility prohibit additional liens by the Company other than certain permitted liens, liens related to the acquisition of assets and liens related to borrowings not to exceed $3,000,000.

      At June 30, 1999, the Company had two loans outstanding in the amounts of $131,000 and $438,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. Interest on the first note accrues at a rate of 8.25% and the note matures in May 2011. Interest on the second note accrues at a fixed rate of 8.25% and matures in May 2003. The notes are collateralized by the land, building and certain equipment. In addition, the Company had outstanding notes totaling $25,238 pursuant to the purchase of two Company vehicles. These notes bear interest at 8.25% and mature in December 2001.

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

      In January 1997, the Company entered into an agreement with a third party to design and produce injection molds to be utilized in the production process for approximately $400,000. The Company had paid approximately $300,000 as of the fiscal year ended 1998 and paid the remaining $100,000 in fiscal year 1999.

      The Company believes that cash flow from operations, together with the unexpended proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 2000. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

      Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the first and second quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasize purchases in these two quarters. The Company's results of operations would be adversely and disproportionally affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

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

      INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded financial systems software which the software vendor has indicated is Year 2000 compliant. The total estimated software and installation cost is $75,000 of which $70,000 has been spent to date. As a result, the Company has completed the first four phases which includes the testing and validation phase. The Company's internal financial systems are Year 2000 compliant as of June 30, 1999.

      INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company completed its assessment with regard to non-financial software and imbedded chip technology and gathered data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. with Year 2000 compliance scheduled for October 1999. The estimated cost of achieving Year 2000 compliance for its non-financial software is approximately $12,000 of which $10,000 has been spent to date. Even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 should not have a material impact on the operations of the Company and the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

      EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received written responses from 75% of such third parties and a vast majority of such third parties have assured the Company that their software, hardware and data is, or on a timely basis will be, Year 2000 compliant. To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company, however, cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

      EXPENSES. To date, the Company has incurred expenses of approximately $80,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $7,000 and is being funded through operating cash flows. Of the total project cost of $87,000 attributable to the purchase and installation of new software, approximately $77,000 will be capitalized. The costs of the project and the dates on which the Company plans to complete the various Year 2000 modifications are based on management's best estimates, which estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those estimated for the reasons mentioned above.

      RECENT ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, Earnings per Share, which was required to be adopted for fiscal years ending after December 15, 1997. The impact of SFAS 128 on the calculation of basic earnings per share and fully diluted earnings per share for fiscal years 1999 and 1998 was not material.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards became effective for fiscal years beginning after December 15, 1997. Early adoption of SFAS 130 is permitted, and early adoption of SFAS 131 is encouraged. The reporting changes resulting from both of these standards on the Company were not material.

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

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information set forth under the caption "Election of Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1999 pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      The names of the executive officers of the Company are as follows:

         NAME                  AGE    POSITION
         ----                  ---    --------
         Rebecca E. Boenigk     35    Chairman of the Board, Chief Executive
                                      Officer and Director

         Jaye E. Congleton      55    Executive Vice President - Product
                                      Development, Secretary and Director

         Mark E. Benden         32    Vice President - Total Customer Experience

         David W. Ebner         38    Vice President - Operations

         Gregory A. Katt        41    Vice President, Chief Financial Officer
                                      and Treasurer

         Danny D. Skeen         53    Vice President - Sales

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

      MARK E. BENDEN served as Director of Engineering from January 1998 to September 1998, Vice President - Engineering from September, 1998 to September 1999 and currently serves as Vice President - Total Customer Experience. Prior to these positions, from 1992 to 1998, he was a regional ergonomic and safety engineer for Johnson and Johnson, Inc., a publicly traded manufacturer and retailer of a broad range of products in the health care field.

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

      DANNY D. SKEEN has served as Vice President - Sales since May 1998. Prior to assuming this position, from 1997 to 1998, he was Vice President of Sales for High Point Industries, a manufacturer of office seating and products, and from 1992 to 1997, he was Vice President-Sales for Harvard Industries, Inc., a manufacturer of office seating. From 1987 to 1992, Mr. Skeen served as Director of Sales for Globe Business Furniture, a manufacturer of office seating, panel systems, wood laminate casegoods and banquet tables.

ITEM 10.    EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1999 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Security Ownership of Beneficial Owners and Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1999 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 12.    CERTAIN  TRANSACTIONS

      The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 1999 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

            1.    Financial Statements

                  See the accompanying "Index to Financial Statements" at Page

                  F-1.

            2.    Exhibits

                  See the accompanying "Index to Exhibits" at Page X-1.

      (b)   Reports on Form 8-K

            Form 8-K filed on September 8, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 1999.

                                          NEUTRAL POSTURE ERGONOMICS, INC.


                                       By:     /s/ REBECCA E. BOENIGK
                                                   Rebecca E. Boenigk
                                                   CHAIRMAN OF THE BOARD
                                                   AND CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of September, 1999.

           SIGNATURE                                  TITLE


   /s/ REBECCA E. BOENIGK              Chairman of the Board, Chief Executive
       Rebecca E. Boenigk              Officer and Director (Principal Executive
                                       Officer)

    /s/ JAYE E. CONGLETON              Executive Vice President-Product
        Jaye E. Congleton              Development, Secretary and Director


    /s/ GREGORY A. KATT                Vice President, Chief Financial Officer
        Gregory A. Katt                and Treasurer (Principal Financial and
                                       Accounting Officer)

      /s/ MARYLA FITCH
          Maryla Fitch                 Director

    /s/ RONALD L. JONES
        Ronald L. Jones                Director

  /s/ CYNTHIA PLADZIEWICZ
      Cynthia Pladziewicz              Director

   /S/ JAMES W. THOMPSON
       James W. Thompson               Director

                       NEUTRAL POSTURE ERGONOMICS, INC.

                        INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
INDEPENDENT AUDITORS' REPORT ......................................................    F-2

FINANCIAL STATEMENTS AND NOTES:
     Balance Sheet as of June 30, 1999 ............................................    F-3
     Statements of Income for the Years Ended June 30, 1999 and 1998 ..............    F-4
     Statements of Shareholders' Equity for the Years Ended June 30, 1999 and 1998     F-5
     Statements of Cash Flows for the Years Ended June 30, 1999 and 1998 ..........    F-6
     Notes to Financial Statements ................................................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Neutral Posture Ergonomics, Inc.:

      We have audited the accompanying balance sheet of Neutral Posture Ergonomics, Inc. as of June 30, 1999, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

  /s/   DELOITTE & TOUCHE LLP

Dallas, Texas
August 9, 1999

                        NEUTRAL POSTURE ERGONOMICS, INC.

                                  BALANCE SHEET


                                     ASSETS

                                                                                    JUNE 30,
                                                                                     1999
                                                                                 ------------
Current Assets:
       Cash and cash equivalents .............................................   $  3,316,257
       Accounts receivable less allowance for
         doubtful accounts of $91,000 ........................................      2,667,461
       Inventories ...........................................................      1,195,158
       Deferred income tax benefits ..........................................        164,000
       Prepaid expenses and other ............................................        336,083
       Income tax receivable .................................................         98,058
                                                                                 ------------
            Total current assets .............................................      7,777,017
Property and Equipment - net .................................................      2,277,482
Notes Receivable - shareholders ..............................................         14,725
Intangibles - net ............................................................        226,791
Deposits and Other ...........................................................        198,007
                                                                                 ------------
            Total ............................................................   $ 10,494,022
                                                                                 ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt .....................................   $     43,632
       Accounts payable ......................................................      1,576,141
       Accrued liabilities ...................................................        544,308
                                                                                 ------------
            Total current liabilities ........................................      2,164,081
Long-Term Debt - Less current portion ........................................        550,554
Deferred Income Tax Liability ................................................        131,000
Commitments and Contingencies
Shareholders' Equity:
       Preferred stock: $.01 par value, 1,000,000 shares authorized; no shares
            issued ...........................................................           --
       Common stock: $.01 par value, 14,000,000 shares authorized;
            3,308,800 shares issued ..........................................         33,088
       Common stock warrants .................................................         75,000
       Additional paid-in capital ............................................      5,671,138
       Retained earnings .....................................................      2,177,786
       Accounts and notes receivable - shareholders ..........................        (17,500)
       Treasury stock - at cost, 137,000 shares ..............................       (291,125)
                                                                                 ------------
            Total stockholders' equity .......................................      7,648,387
                                                                                 ------------
            Total ............................................................   $ 10,494,022
                                                                                 ============

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.

                              STATEMENTS OF INCOME


                                                       YEARS ENDED JUNE 30,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

Net Sales ......................................   $ 17,090,420    $ 12,181,383
Cost of Sales ..................................     10,737,423       7,582,023
                                                   ------------    ------------
Gross Profit ...................................      6,352,997       4,599,360
Operating Expenses:
       Selling .................................      1,633,772       1,320,420
       General and administrative ..............      3,499,232       2,187,002
                                                   ------------    ------------
            Total ..............................      5,133,004       3,507,422
                                                   ------------    ------------
Operating Income ...............................      1,219,993       1,091,938
Other Income (Expense):
       Interest expense ........................        (49,366)        (63,076)
       Interest income .........................        147,960         141,852
       Other ...................................          9,448          74,037
                                                   ------------    ------------
            Total ..............................        108,042         152,813
                                                   ------------    ------------
Income Before Income Taxes .....................      1,328,035       1,244,751
Income Tax Expense (A) .........................        489,794         460,101
                                                   ------------    ------------
Net Income (A) .................................   $    838,241    $    784,650
                                                   ============    ============
Earnings Per Share: (A)
       Basic ...................................   $       0.26    $       0.27
                                                   ============    ============
       Diluted .................................   $       0.25    $       0.26
                                                   ============    ============
Weighted Average Common Shares Outstanding:
       Basic ...................................      3,253,431       2,923,836
                                                   ============    ============
       Diluted .................................      3,343,747       3,065,606
                                                   ============    ============


(A) Pro Forma prior to October 1997: See Note 9.

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                            COMMON              COMMON   ADDITIONAL
                                            SHARES     COMMON   STOCK     PAID-IN        RETAINED
                                            ISSUED     STOCK   WARRANTS   CAPITAL        EARNINGS
                                           ---------  -------  --------  -----------   -----------
BALANCE AT JULY 1, 1997 .................  2,300,000  $23,000  $   --    $   382,000   $ 1,373,238

    Stock options granted to employees ..       --       --        --         69,609          --

    Amortization of deferred compensation       --       --        --           --            --

    Issuance of common stock (IPO) ......    900,000    9,000      --      5,391,000          --

    Issuance of warrants ................       --       --      75,000      (75,000)         --

    Offering costs ......................       --       --        --     (1,030,775)         --

    Reclass undistributed Sub S earnings        --       --        --        788,152      (788,152)

    Payments on accounts receivable
             from shareholders ..........       --       --        --           --            --

    Shareholder distributions declared ..       --       --        --           --        (135,000)

    Pro forma net income ................       --       --        --           --         784,650

    Pro forma income tax adjustment .....       --       --        --           --         104,809
                                           ---------  -------  --------  -----------   -----------
BALANCE AT JUNE 30, 1998 ................  3,200,000  $32,000  $ 75,000  $ 5,524,986   $ 1,339,545
                                           ---------  -------  --------  -----------   -----------
    Amortization of deferred compensation       --       --        --           --            --

    Issuance of common stock ............    108,800    1,088      --         47,812          --

    Tax benefit derived from exercise of
             stock options ..............       --       --        --         98,340          --

    Payment of shareholder note .........       --       --        --           --            --

    Purchase of Treasury stock ..........       --       --        --           --            --

    Net income ..........................       --       --        --           --         838,241
                                           ---------  -------  --------  -----------   -----------
BALANCE AT JUNE 30, 1999 ................  3,308,800  $33,088  $ 75,000  $ 5,671,138   $ 2,177,786
                                           =========  =======  ========  ===========   ===========
                                            ACCOUNTS
                                            AND NOTES                                   TOTAL
                                           RECEIVABLE -     DEFERRED     TREASURY    SHAREHOLDERS'
                                           SHAREHOLDERS   COMPENSATION    STOCK         EQUITY
                                           ------------   ------------   ---------   -------------
BALANCE AT JULY 1, 1997 .................  $    (95,845)  $    (83,125)  $    --     $   1,599,268

    Stock options granted to employees ..          --          (69,609)       --              --

    Amortization of deferred compensation          --          122,734        --           122,734

    Issuance of common stock (IPO) ......          --             --          --         5,400,000

    Issuance of warrants ................          --             --          --              --

    Offering costs ......................          --             --          --        (1,030,775)

    Reclass undistributed Sub S earnings           --             --          --              --

    Payments on accounts receivable
             from shareholders ..........        43,345           --          --            43,345

    Shareholder distributions declared ..          --             --          --          (135,000)

    Pro forma net income ................          --             --          --           784,650

    Pro forma income tax adjustment .....          --             --          --           104,809
                                           ------------   ------------   ---------   -------------
BALANCE AT JUNE 30, 1998 ................  $    (52,500)  $    (30,000)  $    --     $   6,889,031
                                           ------------   ------------   ---------   -------------
    Amortization of deferred compensation          --           30,000        --            30,000

    Issuance of common stock ............          --             --          --            48,900

    Tax benefit derived from exercise of
             stock options ..............          --             --          --            98,340

    Payment of shareholder note .........        35,000           --          --            35,000

    Purchase of Treasury stock ..........          --             --      (291,125)       (291,125)

    Net income ..........................          --             --          --           838,241
                                           ------------   ------------   ---------   -------------
BALANCE AT JUNE 30, 1999 ................  $    (17,500)  $       --     $(291,125)  $   7,648,387
                                           ============   ============   =========   =============

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED JUNE 30,
                                                                   --------------------------
                                                                       1999           1998
                                                                   -----------    -----------
Operating Activities:
     Net income ................................................   $   838,241    $   784,650
     Noncash items in net income:
        Depreciation and amortization ..........................       469,229        349,716
        Gain on disposal of property and equipment .............          --             (849)
        Deferred income tax expense (benefit) ..................       (51,000)        18,000
     Changes in operating working capital:
        Accounts receivable ....................................      (676,356)      (866,878)
        Notes receivable .......................................       157,311        (81,667)
        Inventories ............................................      (133,946)      (157,324)
        Prepaid expenses and other .............................      (161,882)        10,551
        Income taxes payable/receivable ........................      (169,012)       121,588
        Accounts payable .......................................       619,800        201,076
        Accrued liabilities ....................................       203,014       (286,841)
        Deposits and other .....................................       (65,374)       (97,572)
                                                                   -----------    -----------
            Net cash provided by (used for) operating activities     1,030,025         (5,550)
     Income tax expense  (A) ...................................          --          104,809
                                                                   -----------    -----------
            Historical net cash provided by operating activities     1,030,025         99,259
                                                                   -----------    -----------

Investing Activities:
     Additions to property and equipment .......................      (811,020)      (444,449)
     Proceeds from sale of property and equipment ..............          --            2,500
     Acquisition - Harvard furniture line ......................       (55,101)      (730,834)
                                                                   -----------    -----------
            Net cash used for investing activities .............      (866,121)    (1,172,783)
                                                                   -----------    -----------
Financing Activities:
     Issuance of debt ..........................................        25,239           --
     Payments on debt ..........................................       (35,939)       (27,782)
     Repayment of shareholder note .............................        35,000         43,345
     Distributions to S Corp shareholders ......................          --         (235,000)
     Purchase treasury stock ...................................      (291,125)          --
     Proceeds from issuance of common stock ....................        48,900      5,400,000
     Stock offering costs ......................................          --       (1,030,775)
                                                                   -----------    -----------
            Net cash provided by (used for) financing activities      (217,925)     4,149,788
                                                                   -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents ...............       (54,021)     3,076,264

Cash and Cash Equivalents:
     Beginning of period .......................................     3,370,278        294,014
                                                                   -----------    -----------
     End of period .............................................   $ 3,316,257    $ 3,370,278
                                                                   ===========    ===========
Supplemental Information:
     Interest paid .............................................   $    49,366    $    63,076
                                                                   ===========    ===========
     Income taxes paid .........................................   $   725,541    $   215,704
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

      RESEARCH AND DEVELOPMENT COSTS are expensed as incurred and were approximately $420,190 and $311,000 in fiscal 1999 and 1998, respectively.

      INCOME TAXES were not recorded by the Company for a portion of fiscal 1998 because, effective April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders in their individual income tax returns. Deferred income taxes were provided prior to April 1, 1996, under the asset and liability method for temporary differences in the recognition of income and expense for tax and financial reporting purposes. Upon completion of the public offering in October 1997, the Company terminated its status as an S Corporation and is subject to such income taxes. Since termination of S Corporation status, current and deferred income taxes have been provided for as appropriate (Note 9).

      PRO FORMA INCOME TAXES include the applicable pro forma adjustments for federal and state income taxes as if the Company had not been treated as an S Corporation for a portion of fiscal 1998.

                        NEUTRAL POSTURE ERGONOMICS, INC.

Upon completion of the public offering in October 1997, the Company terminated its status as an S Corporation and is subject to such income taxes.

      NET INCOME PER COMMON SHARE is based on the weighted average number of shares outstanding for basic earnings per share ("EPS"). Diluted EPS also includes the dilutive effect of common stock options outstanding. For both fiscal 1999 and 1998, both calculations include the effects of the additional 900,000 shares issued in the initial public offering in October 1997 and excluded common stock warrants which were anti-dilutive.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25"). SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company continues to apply APB No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share (Note 7).

2.  INITIAL PUBLIC OFFERING

      On October 20, 1997, the Company completed an initial public offering of common stock and the private placement of common stock warrants. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses, were approximately $4.4 million for the 900,000 shares of common stock issued by the Company. In addition to the common stock issued, warrants to purchase 133,400 shares of common stock at an exercise price of $7.20 per share were granted to the underwriter. These warrants are exercisable over a period of four years commencing one year from consummation of the offering and expire
October 24, 2002.

3.  ASSET ACQUISITION

      On March 19, 1998, the Company acquired certain assets of the furniture business of Harvard Industries, Inc. ("Harvard") for $760,000 in cash and has incurred approximately $100,000 of related costs and expenses. The acquisition included inventory, equipment and use of the Harvard name for a period of three years. The Company has recorded intangibles totaling $226,791, net of amortization of $62,835 as of June 30, 1999, as part of the acquisition. Subsequent to the acquisition, the Company sold inventory and equipment of one of the chair lines to a third party which reduced the costs of the Harvard acquisition by $140,000.

4.  PROPERTY AND EQUIPMENT

     PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:               JUNE 30,
                                                                      1999
                                                                   ----------
     Land......................................................      $ 90,250
     Building..................................................       534,750
     Building improvements.....................................       400,160
     Machinery and equipment...................................     1,357,845
     Furniture and fixtures....................................       543,727
     Automobiles and trucks....................................        79,499
                                                                   ----------
       Subtotal................................................     3,006,231
     Less accumulated depreciation.............................       799,414
                                                                   ----------
       Total...................................................     2,206,817
     Deposits on machinery, equipment and other................        70,665
                                                                   ----------
       Property and equipment - net............................    $2,277,482
                                                                   ==========

                        NEUTRAL POSTURE ERGONOMICS, INC.

5.  DEBT AND CREDIT FACILITIES

      Long-term debt consists of the following:                        JUNE 30,
                                                                         1999
                                                                      ----------
      Revolving line of credit, up to $2,000,000; interest at
        prime plus .5% (8.25% at June 30, 1999) payable monthly;
        principal due August 21, 2000............................     $     --
      Note payable to bank in monthly installments of $5,300,
        including interest at 8.25%,  maturing in May 2003.......        437,657
      Term loan payable in monthly installments of $1,456,
        including interest at 8.25%, maturing in May 2011........        131,291
      Note payable to GMAC in monthly  installments of $1,061,
        including interest at 8.25%, maturing in December 2001...         25,238
                                                                      ----------
      Total long-term debt.......................................        594,186
      Less current  portion......................................         43,632
                                                                      ----------
      Long-term debt - less current portion......................     $  550,554
                                                                      ==========

      Annual maturities of long-term debt - less current portion at June 30, 1999, are as follows:

        Year ending June 30:
               2001................................    $ 47,372
               2002................................      41,273
               2003................................     361,971
               2004................................       9,586
               2005................................      10,437
               Thereafter..........................      79,915
                                                       --------
                    Total..........................    $550,554
                                                       ========

      Borrowings under the revolving line of credit are subject to borrowing base requirements and are collateralized by accounts receivable, chattel paper, contract rights, equipment and fixtures, general intangibles and inventories. The line of credit is subject to a quarterly commitment fee of .25% per annum on the difference between the commitment amount and the aggregate principal balance. The current credit facility terminates on August 21, 2000. At June 30, 1999, no amount was borrowed under this facility.

      Under the same facility, the Company has available a term line of credit up to $500,000 with interest payable monthly at prime plus .5%, with a maturity not in excess of five years, to finance the acquisition of additional machinery, equipment and molds to be used in the Company's operations. At June 30, 1999, no such loan was outstanding.

      In May 1996, the Company purchased an office, warehouse and manufacturing facility for $626,431. The Company issued a $500,000 note payable and a term note of $150,000 for capital improvements on the building with outstanding balances at June 30, 1999, of $437,657 and $131,291, respectively. The notes are collateralized by the building and certain equipment.

      The revolving line of credit and the notes require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

                        NEUTRAL POSTURE ERGONOMICS, INC.

6. CAPITAL  STOCK

      At June 30, 1999, the Company has authorized 14,000,000 shares of common stock, $0.01 par value, of which 3,308,800 shares were issued. Of the 3,308,800 shares of common stock, 900,000 shares were issued in October 1997 upon completion of the initial public offering and provided new proceeds of approximately $4.4 million.

      The Company has also authorized 1,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors has authority to divide such preferred stock into one or more series and has authority to fix and determine the relative rights and preferences of each such series. No preferred stock was issued at June 30, 1999.

      At June 30, 1999, the Company has outstanding warrants to purchase 133,400 shares of common stock at an exercise price $7.20 which were granted to the underwriter as part of the initial public offering and are exercisable over a period of four years commencing one year from consummation of the offering and expire October 24, 2002. These warrants, included in shareholders' equity, had a total estimated fair value of $75,000 ($0.56 per warrant) on the date of grant using the Black-Scholes option - pricing model with the following assumptions: risk-free interest of 5.7%, no dividend yield, expected life of five years and no volatility.

      In May 1999, the Company acquired 137,000 shares of common stock to be held in treasury for $291,125. The stock was acquired from Mr. Campbell, former President, in conjunction with his resignation from the Company. In addition, four officers of the Company purchased an additional 63,000 shares of common stock from Mr. Campbell.

7.    STOCK OPTION PLAN

      In April 1996, the Company adopted a Nonqualified Stock Option Plan (the "Plan") to remain in effect for ten years or expiration of the latest stock option period, whichever is later. The Plan authorizes the board of directors to grant up to 700,000 option shares. The Plan contains provisions upon dissolution, liquidation or merger of the Company to allow for immediate exercise of all issued and outstanding options. Upon adoption of the Plan in April 1996, the Company granted 500,000 options at $0.225 exercise price per share of which 200,000 options vested when granted and were exercised in June 1996, and the remaining 300,000 options vest in equal amounts over a period of three years. An additional 100,000 options were exercised on April 30, 1997, and on October 12, 1998. In May, 1999, in conjunction with the resignation of Mr. Campbell as discussed in footnote 6 above, the Company repurchased the remaining 100,000 options from Mr. Campbell for $190,000. As such, the Company had no outstanding options under the Plan remaining as of June 30, 1999.

      The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its stock option plan. Under the Plan, deferred compensation of $237,500 was recorded for the 500,000 options granted in 1996, based on the $0.475 per share excess of the estimated fair value of the stock of $0.70 per share over the exercise price, and is amortized over the vesting period of one to three years. Amortization of deferred compensation of $83,125 for fiscal 1998 is included in selling, general and administrative expenses.

      In August 1997, prior to completion of the initial public offering, the board of directors and the shareholders approved the Company's Amended and Restated 1996 Nonqualified Stock Option Plan (the "Stock Option Plan") which reduced the number of shares to be granted under the Plan to 500,000.

      Under the terms of the option grants, at the election of the optionees, the Company loaned to the optionees amounts to cover a portion of the exercise price of the options and the related income tax effects, and received from the optionees notes receivable. As of June 30, 1999, the notes receivable totaled $32,225, consisting of $17,500 for

                        NEUTRAL POSTURE ERGONOMICS, INC.

the exercise of options (included in shareholders' equity) and $14,725 to cover income taxes of the optionees (included in total assets). In May, 1999, Mr. Campbell repaid in full notes owed to the Company in the amount of $138,450 plus accrued interest of $23,214 in conjunction with his resignation. These recourse notes bear interest at 7.5%, payable annually, and mature in 2001.

      In August 1997, the board of directors and the shareholders of the Company also approved the Company's 1997 Omnibus Securities Plan (the "1997 Plan") for the employees, directors and consultants of the Company. The number of shares of Common Stock reserved for issuance under the Plan is 200,000 shares. The Plan allows the issuance of nonqualified stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights and restricted stock.

      The following information summarizes the shares subject to options, under the 1997 Plan:

                                                                      WEIGHTED AVERAGE
                                                                       EXCERCISE PRICE
                                             NUMBER OF SHARES            PER SHARE
                                           --------------------     --------------------
                                             1999         1998         1999        1998
                                           -------       ------     ----------    ------
Options outstanding, beginning of year      83,565         --       $    4.974    $  --
Granted ..............................       4,000       87,375          2.969     4.963
Terminated ...........................     (16,710)      (3,810)         3.342     4.707
                                           -------       ------
Options outstanding, end of year .....      70,855       83,565          5.251     4.974
                                           =======       ======
Options exercisable, end of year .....      37,230         --            4.918       --
                                           =======
Reserved for future options
  at June 30, 1999 ...................     108,625
                                           =======

      The following table summarizes additional information about stock options outstanding and exercisable under the 1997 Plan at June 30, 1999:

                               OPTIONS OUSTANDING            OPTIONS EXERCISABLE
                    ---------------------------------------  -------------------
                                   WEIGHTED       WEIGHTED              WEIGHTED
                                    AVERAGE        AVERAGE               AVERAGE
RANGE OF EXERCISE   NUMBER OF      REMAINING      EXCERCISE   NUMBER OF EXERCISE
     PRICES          SHARES     CONTRACTUAL LIFE    PRICE       SHARES    PRICE
-----------------   ---------   ----------------  ---------  ---------- --------
 $1.937 - $3.500       16,355        0.825 years     $2.634      12,855   $2.642
 $4.000 - $6.125       54,500        1.830           $6.036      24,375   $6.119
                     --------                                   -------
 $1.937 - $6.125       70,855        1.598           $5.251      37,230   $4.918
                     ========                                   =======

      The exercise price, term and other conditions applicable to each option granted under the 1997 Plan are determined at the time of the grant of each option and may vary with each option granted. Options granted generally vest ratably over a four-year period and have a maximum term of ten years.

      Under the 1997 Plan, deferred compensation of $69,609 was recorded for 16,875 options granted in 1998, based on the $4.125 per share excess of the market value of the stock of $6.125 per share over the exercise price of $2 per share, and is amortized over the vesting period of one year. For fiscal year 1999 and 1998, amortization of $30,000 and $39,609, respectively, is included in selling, general and administrative expenses.

                        NEUTRAL POSTURE ERGONOMICS, INC.

      Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income and EPS would have been as follows:


                                        1999         1998
                                      ---------   ----------
               Pro forma net income   $ 791,000   $  739,000
                                      =========   ==========
               Pro forma EPS:
                    Basic             $     .24   $      .24
                                      =========   ==========
                    Diluted           $     .24   $      .24
                                      =========   ==========

      In the pro forma calculations, the weighted average fair value of options granted in fiscal 1999 and 1998 was estimated at $1.668 and $3.647 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.20% and 5.75%, no dividend yield, expected lives of five years and volatility of 60%.

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

9.  INCOME TAXES

      Beginning April 1, 1996, the Company elected taxation status as an S Corporation under the Internal Revenue Code, with profits and losses reportable by the shareholders in their individual income tax returns. Upon completion of the public offering, the Company terminated its status as an S Corporation. Accordingly, there is no provision for federal income taxes for a portion of 1998. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 1999, are as follows:

Current asset:

  Accrued expenses not currently deductible                          $   89,000
  Valuation allowances for receivables and inventories not
    currently deductible                                                 45,000
  Inventory costs capitalized for tax purposes                           30,000
                                                                     -----------
Total                                                                   164,000
Noncurrent asset (liability):
  Research and development costs expensed for tax purposes           $ (205,000)
  Depreciation for tax purposes                                          74,000
                                                                     -----------
Net deferred tax asset                                                 (131,000)
                                                                     -----------
                                                                     $   33,000
                                                                     ===========
      Deferred tax assets are believed to be realizable. No valuation allowance has been set up at this time.

                        NEUTRAL POSTURE ERGONOMICS, INC.

      Pro forma income tax adjustments represent the additional provision necessary for federal and state income taxes to be at the statutory rate in effect (at an effective rate of 37% before tax credits) as if the Company had not been treated as an S Corporation in fiscal 1998.

      Income tax expense consists of the following:

                                                   1999          1998
                                                -----------   ----------
      Historical  current (federal and state)   $   540,794   $  337,292
      Deferred tax expense (benefit)                (51,000)      18,000
      Pro forma federal income tax adjustment           --       104,809
                                                -----------   ----------
                                                $   489,794   $  460,101
                                                ===========   ==========

      Reconciliations of income tax expense and the expected tax computed by applying the U.S. federal income tax rate of 34% to pretax accounting income follow:

                                                      1999           1998
                                                   ----------     -----------
 Computed tax at statutory rate                    $  451,532     $   294,516
 Income-based  state taxes,  net of federal income     30,801          26,312
 Pro forma federal income tax adjustment                  --          104,809
 Nondeductible expenses                                 6,297           9,994
 Other                                                  1,164          24,470
                                                   ----------     -----------
    Income tax expense                             $  489,794     $   460,101
                                                   ==========     ===========

10.  CONCENTRATION OF RISKS

      The Company's revenues are derived principally from uncollateralized sales of chairs to customers. Revenues and accounts receivable from significant customers represent the following percentages of the Company's net sales and accounts receivable:

                                             1999                   1998
                                      --------------------  --------------------
                                                 ACCOUNTS              ACCOUNTS
                                      SALES     RECEIVABLE  SALES     RECEIVABLE
                                      -----     ----------  -----     ----------
   General Services Administration     23%          25%      15%          13%
   Relax the Back                      14%          14%      15%          15%
   United Parcel Service                7%           5%       9%          19%

      Because of the availability of other customers, management does not believe that the loss of any single customer would adversely affect the Company's operations.

      The Company currently buys all of its mechanisms, an important component of its products, from one supplier. Although there are a limited number of manufacturers of the particular mechanism, management believes that other suppliers could provide similar mechanisms on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which would affect operating results adversely.

11.  COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases one showroom facility under an agreement classified as an operating lease. This agreement requires the Company to pay all executory costs (such as utilities and maintenance) incurred by the landlord. The Company also has entered into operating leases for some of its office equipment.

                        NEUTRAL POSTURE ERGONOMICS, INC.

      Future minimum payments under all noncancelable operating lease obligations, including an estimated pro rata share of operating expenses, as of June 30, 1999, are as follows:

       YEAR ENDING
         JUNE 30:
       -----------
           2000.......................................     $ 58,872
           2001.......................................       58,872
           2002.......................................       51,516
           2003.......................................        3,980
                                                           --------
           Total minimum lease  payments..............     $173,240
                                                           ========

      Rent expense for fiscal 1999 and 1998, totaled $110,449 and $79,619, respectively, which includes the Company's share of executory costs associated with its office leases.

      ROYALTIES - In March 1997, the Company acquired the patent (Note 1) from the related party for $30,000 and future royalties and now holds all rights to the patent. Royalties are based on 25% of net royalties collected by the Company from third parties for products manufactured, used or sold under license or sublicense of the patent. In addition, the Company has entered into a written agreement from the related party to pay a perpetual 3% royalty of the net sales of every computERGO(TM) sold by the Company. The Company did not pay royalties during fiscal years 1999 and 1998.

      RELATED PARTY TRANSACTIONS - The Company paid Dr. Congleton, spouse of a major shareholder, approximately $32,000 to provide ergonomic consulting to or for the Company.

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

      One such lawsuit relates to computERGO(TM). In May 1998, the Company was served with a suit filed by Destech, L.L.C. ("Destech")in United States District Court, Eastern District of Michigan. In general, the lawsuit alleges that the Company breached a contract for the development, design and tooling cost of computERGO(TM), a portable laptop workstation and for the cost of establishing a manufacturing assembly line. In June 1998 the Company filed a response with the Court denying such allegations. In May 1998, the Company also filed a suit against J&J Automotive Group, Inc. ("AGI"), the parent company of Destech, in the county court of Brazos County, Texas alleging breach of contract and warranty to the Company. On February 12, 1999, the Company, Destech and AGI settled both lawsuits and released each other from all claims in exchange for the payment of $3,000 by the Company to Destech.

                                      *****

                                INDEX TO EXHIBITS

EXHIBIT NO.                              EXHIBIT

3.1*       -  Amended and Restated Articles of Incorporation of the Company
              (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit
              2.1)

3.2*       -  Amended and Restated Bylaws of the Company (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 2.2)

4.1*       -  Specimen Common Stock Certificate (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 3.1)

10.1*(1)   -  Employment Agreement, dated as of July 1, 1997, between the
              Company and Rebecca E. Boenigk (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.1)

10.2*(1)   -  Employment Agreement, dated as of July 1, 1997, between the
              Company and David W. Campbell (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.2)

10.3*(1)   -  Employment Agreement, dated as of July 1, 1997, between the
              Company and David W. Ebner (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.3)

10.4*(1)   -  Employment Agreement, dated as of July 1, 1997, between the
              Company and Gregory A. Katt (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.4)

10.5*(1)   -  Consulting Agreement, dated as of July 1, 1997, between the
              Company and Dr. Jerome Congleton (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.5)

10.6*      -  Letter Agreement, dated as of December 20, 1996, between the
              Company and Shepherd Products, Inc. (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.6)

10.7*      -  Amendment to Letter Agreement, dates as of June 17, 1997, between the Company and Shepherd Products, Inc. (Form SB-1, October 20,
              1997, Registration No. 333-33675, Exhibit 6.7)

10.8*      -  Agreement, dates as of February 21, 1995, between the Company and the General Services Administration (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.8)

10.9*      -  Trademark License, dated as of January 12, 1997, between the
              Company and Relax the Back Franchising Company (Form SB-1, October
              20, 1997, Registration No. 333-33675, Exhibit 6.9)

10.10*     -  Promissory Note, dated as of June 30, 1996, issued by David W.
              Campbell in favor of the Company (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.10)

10.11*     -  Promissory Note, dated as of December 30, 1996, issued by David W.
              Campbell in favor of the Company (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.11)

10.12*     -  Promissory Note, dated as of June 30, 1996, issued by David W.
              Ebner in favor of the Company. (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.12)

10.13*     -  Loan Agreement, dated as of December 30, 1996, between the Company and Comerica Bank-Texas (Form SB-1, October 20, 1997, Registration
              No. 333-33675, Exhibit 6.13)

10.14*     -  Amendment to Secured Loan Agreement, dated as of August 12,1997, between the Company and Comerica Bank-Texas (Form SB-1, October
              20, 1997, Registration No. 333-33675, Exhibit 6.14)

10.15*(1)  -  Split Dollar Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca E. Boenigk (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.15)

10.16*(1)  -  Life Insurance Agreement, dated as of February 20, 1997, between the Company and David W. Campbell (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.16)

10.17*(1)  -  Split Dollar Insurance Agreement, dated as of June 26, 1995, between the Company and Jaye E. Congleton (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.17)

10.18*(1)  -  Split Dollar Insurance Agreement, dated as of January 21, 1997, between the Company and David W. Ebner (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.18)

10.19*(1)  -  Key Man Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca Boenigk (Form SB-1, October 20, 1997, Registration No. 333-33675, 6.19)

10.20*(1)  -  Key Man Insurance Agreement, dated as of February 20, 1997, between the Company and David W. Campbell (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.20)

10.21*(1)  -  Key Man Insurance Agreement, dated as of March 3, 1997, between the Company and Dr. Jerome J. Congleton (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.21)

EXHIBIT NO.                              EXHIBIT


10.22*(1)  -  Neutral Posture Ergonomics, Inc. Amended and Restated 1996
              Nonqualified Stock Option Plan, dated as of October 9, 1997 (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.22)

10.23*(1)  -  Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan,
              dated as of September 22, 1997 (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.23)

10.24*     -  Form of Warrant Agreement, dated as of October 24, 1997 between the Company and the Underwriter (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.24)

10.25*     -  Agreement, dated as of March 5, 1997, between the Company and
              Jerome J. Congleton (Form SB-1, October 20, 1997, Registration No.
              333-33675, Exhibit 6.25)

10.26*     -  Royalty Agreement, dated as of July 1, 1997, between the Company and Jerome J. Congleton (Form SB-1, October 20, 1997, Registration
              No. 333-33675, Exhibit 6.26)

10.27*     -  Assignment, dated as of August 27, 1997, executed by the Company
              (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit
              6.27)

10.28*     -  Assignment, dated as of September 15, 1997, between the Company and Texas A&M University System (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.28)

10.29*     -  Assignment, dated as of August 27, 1997, executed by Jerome J.
              Congleton (Form SB-1, October 20, 1997, Registration No.
              333-33675, Exhibit 6.29)

10.30*     -  Loan Agreement, dated as of April 30, 1996 between the Company and
              Commerce National Bank (Form SB-1, October 20, 1997, Registration
              No. 333-33675, Exhibit 6.30)

10.31*     -  Loan Agreement, dated as of April 30, 1996, between the Company and Commerce National Bank (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.31)

10.32*     -  First Amendment to Loan Agreement, dated as of October 10, 1997, between the Company and Compass Bank (Form SB-1, October 20, 1997,
              Registration No. 333-33675, Exhibit 6.32)

10.33*     -  Second Amendment to Loan Agreement, dated as of October 14, 1997, between the Company and Comerica Bank-Texas (Form SB-1, October
              20, 1997, Registration No. 333-33675, Exhibit 6.33)

10.34*     -  Third Amendment to Loan Agreement, dated as of October 14, 1997 between the Company and Comerica Bank-Texas (Form 10-KSB, June 30,
              1998, Exhibit 10.34)

10.35      -  Bill of Sale and Release Agreement, dated as of May 17, 1999, between the Company and David W. Campbell.

27.1       -  Financial Data Schedule

--------

     *  Incorporated herein by reference
    (1) This exhibit is a management contract or compensatory plan or agreement.