Form 10QSB
period 1999-09-30
NEUTRAL POSTURE ERGONOMICS INC
filed 1999-11-12
CIK 1042488

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________


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

      ON OCTOBER 29, 1999, THERE WERE 3,171,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                              YES [ ]    NO  [X]

================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       Quarterly Report on Form 10-QSB
                    for the Quarter Ended September 30, 1999

                                 (Unaudited)


                                                                         PAGE
                                                                        NUMBER
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

      Condensed Balance Sheets as of September 30, 1999 and
        June 30, 1999 ...................................................   1

      Condensed Statements of Income for the Three Months Ended
        September 30, 1999 and 1998 .....................................   2

      Condensed Statements of Cash Flows for the Three Months Ended
        September 30, 1999 and 1998 .....................................   3

      Notes to Condensed Financial Statements ...........................   4

    Item 2.  Management's Discussion and Analysis or Plan of Operation ..   5

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ..........................................   9

    Item 2.  Changes in Securities and Use of Proceeds ..................  10

    Item 6.  Exhibits and Reports on Form 8-K ...........................  10

SIGNATURES ..............................................................  11

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                             ASSETS
                                                                                     SEPTEMBER 30,           JUNE 30,
                                                                                         1999                  1999
                                                                                     ------------          ------------
                                                                                     (Unaudited)
Current Assets:
       Cash and cash equivalents ............................................        $  3,266,345          $  3,316,257
       Accounts receivable - net ............................................           2,867,104             2,667,461
       Inventories ..........................................................           1,067,431             1,195,158
       Deferred income tax benefits .........................................             164,000               164,000
       Prepaid expenses and other ...........................................             426,047               336,083
       Income tax receivable ................................................                --                  98,058
                                                                                     ------------          ------------
            Total current assets ............................................           7,790,927             7,777,017
Property and Equipment - net ................................................           2,246,331             2,277,482
Notes Receivable - shareholders .............................................              14,725                14,725
Intangibles - net ...........................................................             211,884               226,791
Deposits and Other ..........................................................             196,704               198,007
                                                                                     ------------          ------------
            Total ...........................................................        $ 10,460,571          $ 10,494,022
                                                                                     ============          ============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt ....................................        $     43,632          $     43,632
       Accounts payable .....................................................           1,269,771             1,576,141
       Accrued liabilities ..................................................             499,684               544,308
       Income taxes payable .................................................              64,244                  --
                                                                                     ------------          ------------
            Total current liabilities .......................................           1,877,331             2,164,081
Long-Term Debt - Less current portion .......................................             517,497               550,554
Deferred Income Tax Liability ...............................................             131,000               131,000
Commitments and Contingencies
Shareholders' Equity:
       Preferred stock: $.01 par value, 1,000,000 shares authorized;
            no shares issued ................................................                --                    --
       Common stock: $.01 par value, 14,000,000 shares authorized;
            3,308,800 shares issued .........................................              33,088                33,088
       Common stock warrants ................................................              75,000                75,000
       Additional paid-in capital ...........................................           5,671,138             5,671,138
       Retained earnings ....................................................           2,464,142             2,177,786
       Accounts and notes receivable - shareholders .........................             (17,500)              (17,500)
       Treasury stock - at cost, 137,000 shares .............................            (291,125)             (291,125)
                                                                                     ------------          ------------
            Total shareholders' equity ......................................           7,934,743             7,648,387
                                                                                     ------------          ------------
            Total ...........................................................        $ 10,460,571          $ 10,494,022
                                                                                     ============          ============

See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       FOR THE THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------

Net Sales .................................       $ 4,384,020       $ 4,212,444
Cost of Sales .............................         2,704,026         2,655,861
                                                  -----------       -----------
Gross Profit ..............................         1,679,994         1,556,583
Operating Expenses:
      Selling .............................           473,104           372,081
      General and administrative ..........           781,745           750,265
                                                  -----------       -----------
            Total .........................         1,254,849         1,122,346
                                                  -----------       -----------
Operating Income ..........................           425,145           434,237
Other Income (Expense):
      Interest expense ....................           (14,016)          (13,207)
      Interest income .....................            37,996            35,909
      Other ...............................              (467)            3,652
                                                  -----------       -----------
            Total .........................            23,513            26,354
                                                  -----------       -----------
Income Before Income Taxes ................           448,658           460,591
Income Tax Expense ........................           162,302           172,723
                                                  -----------       -----------
Net Income ................................       $   286,356       $   287,868
                                                  ===========       ===========
Earnings Per Share:
      Basic ...............................       $      0.09       $      0.09
                                                  ===========       ===========
      Diluted .............................       $      0.09       $      0.09
                                                  ===========       ===========
Weighted Average Common Shares
    Outstanding:
      Basic ...............................         3,308,800         3,200,000
                                                  ===========       ===========
      Diluted .............................         3,313,339         3,343,757
                                                  ===========       ===========


                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      FOR THE THREE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                   --------------------------
                                                                       1999          1998
                                                                   -----------    -----------
Operating Activities:
     Net income ................................................   $   286,356    $   287,868
     Noncash items in net income:
        Depreciation and amortization ..........................       132,041         88,727
     Changes in operating working capital:
        Accounts receivable ....................................      (199,643)      (663,591)
        Notes receivable .......................................         9,754           --
        Inventories ............................................        79,218       (368,232)
        Prepaid expenses and other .............................       (72,209)       (73,694)
        Income taxes receivable/payable ........................       162,302        (39,524)
        Accounts payable .......................................      (306,370)       398,071
        Accrued liabilities ....................................       (44,624)       154,382
        Deposits and other .....................................          --           25,425
                                                                   -----------    -----------
            Net cash provided by (used for) operating activities        46,825       (190,568)

Investing Activities:
     Additions to property and equipment .......................       (63,680)      (211,333)
                                                                   -----------    -----------
            Net cash used for investing activities .............       (63,680)      (211,333)
                                                                   -----------    -----------
Financing Activities:
     Payments of debt ..........................................       (33,057)       (11,743)
                                                                   -----------    -----------
            Net cash used for financing activities .............       (33,057)       (11,743)
                                                                   -----------    -----------

Decrease in Cash and Cash Equivalents ..........................       (49,912)      (413,644)

Cash and Cash Equivalents:
     Beginning of period .......................................     3,316,257      3,370,278
                                                                   -----------    -----------
     End of period .............................................   $ 3,266,345    $ 2,956,634
                                                                   ===========    ===========

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

      The condensed interim financial statements included herein have been prepared by Neutral Posture Ergonomics, Inc. ( the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Commission for the fiscal year ended June 30, 1999. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period.

2.    INVENTORIES

      Inventories consist primarily of raw materials and are stated at the lower of cost (on the first-in, first-out method) or market.

3.    INITIAL PUBLIC OFFERING

      On October 20, 1997, the Company completed an initial public offering of common stock and the private placement of common stock warrants. Proceeds of the offering, less underwriter's commissions and fees and other offering expenses, were approximately $4.4 million for the 900,000 shares of common stock issued by the Company. In addition to the common stock issued, warrants to purchase 133,400 shares of common stock at an exercise price of $7.20 per share were granted to the underwriter. These warrants are exercisable over a period of four years commencing one year from consummation of the offerings and expire October 24, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the financial statements, notes to the financial statements, and "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 filed with the Commission.

      GENERAL. The Company generates revenue through sales of its products to corporate customers, distributors and retailers through independent sales representatives, who generally are paid a commission for each unit sold. These independent sales representatives usually channel sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -------------------
                                                           1999       1998
                                                         --------  ---------
     Net sales ........................................    100.0%    100.0%
     Cost of sales ....................................     61.7      63.0
                                                           -----     -----
     Gross profit .....................................     38.3      37.0
     Selling, general and administrative expenses .....     28.6      26.6
                                                           -----     -----
     Operating income .................................      9.7%     10.4%
                                                           =====     =====


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      NET SALES. Net sales for the three month period ended September 30, 1999 increased approximately $172,000 or 4% as compared to the three month period ended September 30, 1998. Sales for the Neutral Posture(R) chair line increased approximately $449,000 or 15% for the three month period ended September 30, 1999 based on an increase in the average price of the Neutral Posture(R) chairs as compared to the same 1998 period. The increase in average price of the Neutral Posture(R) chairs is the result of a change in the mix of chairs sold. The increase in sales was partially offset by the decrease in sales of the Harvard chairs of approximately $280,000 or 23% for the three month period ended September 30, 1999 as compared to the same 1998 period. This decrease is the result of the absence of the backlog that existed at June 30, 1998 that was processed during the first quarter of fiscal 1999. This backlog was created subsequent to the purchase of the Harvard chair line during the initial set-up of the production line.

      GROSS PROFIT. Gross profit for the three months ended September 30, 1999 was $1.7 million, increasing approximately $120,000 or 8%, from gross profit of $1.6 million for the same period in 1998. The gross profit margin as a percent of net sales increased to 38.3% for the three month period ended September 30, 1999 from 37.0% for the three month period ended September 30, 1998. The increased gross profit margin was primarily the result of (i) a reduction of the cost of certain products and (ii) an increase in the average per unit selling price of the Neutral Posture(R) chair line as mentioned above.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1.2 million for the three month period ended September 30, 1999, increasing approximately $133,000 or 12%, from $1.1 million for the three month period ended September 30, 1998. The increase was primarily due to increases in consulting fees and in higher commission rates related to sales promotions offered to the independent sales representatives. As a percent of net sales, selling, general and administrative expenses increased to 28.6% for the three month period ended September 30, 1999 from 26.6% for the similar three month period ended September 30, 1998.

      OPERATING INCOME. As a result of the foregoing, operating income for the three month period ended September 30, 1999 was approximately $425,000, decreasing slightly from the $434,000 for the three month period ended September 30, 1998.

      OTHER INCOME (EXPENSE). Other income (expense) remained relatively constant for the three month periods ended September 30, 1999 and 1998. The amount represented is interest income earned in the period offset by interest expense.

      EARNINGS PER SHARE (EPS). The EPS amounts of $0.09 (Basic and Diluted) for the three month periods ended September 30, 1999 and 1998, are based on the weighted average shares outstanding during the period, which includes 900,000 additional shares issued in the initial public offering in October 1997. Diluted EPS also includes the dilutive effect of common stock options outstanding.

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

      Cash provided by operating activities totaled $46,825 for the three month period ended September 30, 1999 as compared to cash used for operating activities of $190,568 for the three month period ended September 30, 1998. The increase in cash flow for the period ended September 30, 1999 was primarily the result of decreases in accounts payable partially offset by increases in accounts receivable.

      Cash used for investing activities totaled $63,680 and $211,333 for the three month periods ended September 30, 1999 and 1998, respectively. The Company invested $63,680 in building improvements, machinery and equipment.

      Financing activities used funds totaling $33,057 and $11,743 for the three month periods ended September 30, 1999 and 1998 respectively, to reduce long term debt.

      The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including working capital needs such as providing funds for increases in inventory levels. In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 and is restricted to financing equipment or mold purchases with borrowings under the Term Facility. At September 30, 1999, no amount was outstanding under either facility.

      At September 30, 1999, the Company had two loans outstanding in the amounts of $129,650 and $431,480 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

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

      Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the first and second quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasize purchases during these two quarters. The Company's results of operations would be adversely and disproportionally affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

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

      INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded financial systems software which the software vendor has indicated is Year 2000 compliant. The total estimated software and installation cost is $75,000 of which $70,000 has been spent to date. As a result, the Company has completed the first four phases which includes the testing and validation phase. The Company's internal financial systems have been Year 2000 compliant since June 30, 1999.

      INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. As of October 1999, the Company gathered data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. The estimated cost of achieving Year 2000 compliance for its non-financial software is approximately $12,000 of which $10,000 has been spent to date. Even if the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 should not have a material impact on the operations of the Company and the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

      EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company has contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received written responses from approximately 75% of such third parties and a vast majority of such third parties have assured the Company that their software, hardware and data is, or on a timely basis will be, Year 2000 compliant. To the extent that responses to Year 2000 readiness inquiries are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. The Company, however, cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

      EXPENSES. To date, the Company has incurred expenses of approximately $80,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $7,000 and is being funded through operating cash flows. Of the total project cost of $87,000 attributable to the purchase and installation of new software, approximately $77,000 will be capitalized. The costs of the project and the dates on which the Company plans to complete the various Year 2000 modifications are forward looking statements and based on management's best estimates, which estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those estimated for the reasons mentioned above.

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources," including but not limited to, "Impact of the Year 2000 Issues," contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, raw material cost increases, change of tax rates, change of interest rates, stagnant conditions in the industry, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business. The Company operates in a changing environment that involves numerous risks, some of which are beyond the Company's control. Such risks are highlighted in the Company's Form 10-KSB.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Other than routine litigation matters, the Company is currently involved in an arbitration proceeding. The arbitration proceeding involves the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all models in the Neutral Posture(R) chair line and related business and intellectual property issues.

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

      As of September 30, 1999, the Company has utilized net offering proceeds for the following:

      (1)   approximately $144,000 in the development of computERGO(TM) ;

      (2) approximately $1,130,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

      (3) approximately $96,000 in the Company's effort to become ISO 9001 certified;

      (4) approximately $456,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired (Danny Skeen as Vice President - Sales and two professional ergonomists);

      (5) approximately $275,000 related to the hiring of engineering personnel, including a Vice President -Engineering;

      (6) approximately $1,040,000 of working capital to fund inventory purchases and finance receivables; and

      (7) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $1.3 million included in temporary investments as of September 30, 1999 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. Except as stated below, none of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities, or (iii) affiliates of the Company.

      Included in the applied net offering proceeds was compensation expense of approximately $305,000 for the Vice President - Engineering and the Vice President - Sales and two professional ergonomists.

      The terms of the Revolving Credit Facility, Term Facility and the loan agreements, as defined above, restrict the Company's ability to pay dividends to its shareholders and acquire capital stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               27.1  Financial Data Schedule

      (b)      Reports on Form 8-K.

               Form 8-K filed on September 8, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NEUTRAL POSTURE ERGONOMICS, INC.



Date: November 12, 1999                   By: /s/ REBECCA E. BOENIGK
                                              --------------------------------
                                              Rebecca E. Boenigk
                                              Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)


Date: November 12, 1999                   By:/s/ GREGORY A. KATT
                                             ---------------------------------
                                              Gregory A. Katt
                                              Vice President, Chief Financial
                                              Officer and Treasurer (Principal
                                              Financial and Accounting Officer)