Form 10QSB
period 1999-12-31
NEUTRAL POSTURE ERGONOMICS INC
filed 2000-02-09
CIK 1042488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO



                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
        (Exact name of small business issuer as specified in its charter)


                       TEXAS                      74-2563656
                  (State or other               (I.R.S. Employer
                  jurisdiction of             Identification No.)
                    incorporation or
                   organization)

                3904 N. TEXAS AVENUE
                 BRYAN, TEXAS 77803              (409) 778-0502
               (Address of principal          (Issuer's telephone
                 executive offices)                 number)




      CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS. YES  [X]   NO  [ ]

      ON JANUARY 31, 2000, THERE WERE 3,171,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                               YES [ ]   NO [X]

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                     for the Quarter Ended December 31, 1999

                                   (Unaudited)


                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

      Condensed Balance Sheets as of December 31, 1999 and June 30, 1999 . . 1

      Condensed Statements of Income for the Three and Six Months Ended
      December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . 2

      Condensed Statements of Cash Flows for the Six Months Ended
      December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . 3

      Notes to Condensed Financial Statements . . . . . . . . . . . . . . . .4

    Item 2.  Management's Discussion and Analysis or Plan of Operation . . . 5


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .9

    Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .10

    Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .11

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .11

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                          DECEMBER 31,       JUNE 30,
                                                                             1999              1999
                                                                          ------------     ------------
                                                                           (Unaudited)
Current Assets:
       Cash and cash equivalents .....................................    $  3,228,896     $  3,316,257
       Accounts receivable - net .....................................       3,067,280        2,667,461
       Inventories ...................................................       1,322,402        1,195,158
       Deferred income tax benefits ..................................         164,000          164,000
       Prepaid expenses and other ....................................         337,934          336,083
       Income tax receivable .........................................            --             98,058
                                                                          ------------     ------------
            Total current assets .....................................       8,120,512        7,777,017
Property and Equipment - net .........................................       2,204,323        2,277,482
Notes Receivable - shareholders ......................................          14,725           14,725
Intangibles - net ....................................................         196,979          226,791
Deposits and Other ...................................................         214,254          198,007
                                                                          ------------     ------------
            Total ....................................................    $ 10,750,793     $ 10,494,022
                                                                          ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt .............................    $     32,790     $     43,632
       Accounts payable ..............................................       1,432,245        1,576,141
       Accrued liabilities ...........................................         486,435          544,308
       Income taxes payable ..........................................          56,402             --
                                                                          ------------     ------------
            Total current liabilities ................................       2,007,872        2,164,081
Long-Term Debt - Less current portion ................................         520,259          550,554
Deferred Income Tax Liability ........................................         131,000          131,000
Commitments and Contingencies
Shareholders' Equity:
       Preferred stock: $.01 par value, 1,000,000 shares authorized;
            no shares issued .........................................            --               --
       Common stock: $.01 par value, 14,000,000 shares authorized;
            3,308,800 shares issued; 3,171,800 shares outstanding ....          33,088           33,088
       Common stock warrants .........................................          75,000           75,000
       Additional paid-in capital ....................................       5,671,138        5,671,138
       Retained earnings .............................................       2,621,061        2,177,786
       Accounts and notes receivable - shareholders ..................         (17,500)         (17,500)
       Treasury stock - at cost, 137,000 shares ......................        (291,125)        (291,125)
                                                                          ------------     ------------
            Total shareholders' equity ...............................       8,091,662        7,648,387
                                                                          ------------     ------------
            Total ....................................................    $ 10,750,793     $ 10,494,022
                                                                          ============     ============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                           ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                      ---------------------------     ---------------------------
                                         1999            1998            1999            1998
                                      -----------     -----------     -----------     -----------
Net Sales ........................    $ 4,571,491     $ 5,211,391     $ 8,955,511     $ 9,423,835
Cost of Sales ....................      2,819,667       3,197,344       5,523,693       5,853,205
                                      -----------     -----------     -----------     -----------
Gross Profit .....................      1,751,824       2,014,047       3,431,818       3,570,630
Operating Expenses:
        Selling ..................        473,345         487,999         946,449         860,080
        General and administrative      1,059,604         882,912       1,841,349       1,633,177
                                      -----------     -----------     -----------     -----------
             Total ...............      1,532,949       1,370,911       2,787,798       2,493,257
                                      -----------     -----------     -----------     -----------
Operating Income .................        218,875         643,136         644,020       1,077,373

Other Income (Expense):
        Interest expense .........        (11,515)        (12,493)        (25,531)        (25,700)
        Interest income ..........         41,718          54,511          79,714          90,420
        Other ....................             (1)            (17)           (468)          3,635
                                      -----------     -----------     -----------     -----------
             Total ...............         30,202          42,001          53,715          68,355
                                      -----------     -----------     -----------     -----------
Income Before Income Taxes .......        249,077         685,137         697,735       1,145,728

Income Tax Expense ...............         92,158         256,926         254,460         429,649
                                      -----------     -----------     -----------     -----------
Net Income .......................    $   156,919     $   428,211     $   443,275     $   716,079
                                      ===========     ===========     ===========     ===========
Earnings Per Share:
        Basic ....................    $      0.05     $      0.13     $      0.14     $      0.22
                                      ===========     ===========     ===========     ===========
        Diluted ..................    $      0.05     $      0.13     $      0.14     $      0.21
                                      ===========     ===========     ===========     ===========
Weighted Average Common Shares
     Outstanding:
        Basic ....................      3,171,800       3,296,843       3,171,800       3,248,422
                                      ===========     ===========     ===========     ===========
        Diluted ..................      3,171,800       3,382,984       3,171,800       3,363,156
                                      ===========     ===========     ===========     ===========

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       FOR THE SIX MONTHS
                                                                        ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                      1999            1998
                                                                   -----------     -----------

Operating Activities:
    Net income ................................................    $   443,275     $   716,079
    Noncash items in net income:
       Depreciation and amortization ..........................        227,368         130,093
    Changes in operating working capital:
       Accounts receivable ....................................       (399,819)     (1,824,500)
       Notes receivable .......................................         19,008            --
       Inventories ............................................       (127,244)       (244,025)
       Prepaid expenses and other .............................        (20,859)         11,244
       Income taxes receivable/payable ........................        154,460         (65,129)
       Accounts payable .......................................       (143,896)        528,007
       Accrued liabilities ....................................        (57,873)        139,664
       Deposits and other .....................................        (18,856)         16,622
                                                                   -----------     -----------
           Net cash provided by (used for) operating activities         75,564        (591,945)
                                                                   -----------     -----------

Investing Activities:
    Additions to property and equipment .......................       (121,788)       (462,364)
                                                                   -----------     -----------
           Net cash used for investing activities .............       (121,788)       (462,364)
                                                                   -----------     -----------

Financing Activities:
    Issuance of debt ..........................................           --            32,663
    Payments of debt ..........................................        (41,137)        (19,774)
    Proceeds from issuance of common stock ....................           --            48,900
                                                                   -----------     -----------
           Net cash provided by (used for) financing activities        (41,137)         61,789
                                                                   -----------     -----------

Decrease in Cash and Cash Equivalents .........................        (87,361)       (992,520)

Cash and Cash Equivalents:
    Beginning of period .......................................      3,316,257       3,370,278
                                                                   -----------     -----------
    End of period .............................................    $ 3,228,896     $ 2,377,758
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

      GENERAL. The Company generates revenue through sales of its products to corporate customers, distributors and retailers through independent sales representatives, who generally are paid a commission for each unit sold. These independent sales representatives usually channel sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail price and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.


                                      THREE MONTHS         SIX MONTHS
                                    ENDED DECEMBER 31,  ENDED DECEMBER 31,
                                    -----------------   -----------------
                                     1999      1998      1999      1998
                                     -----     -----     -----     -----

        Net sales .............      100.0%    100.0%    100.0%    100.0%
        Cost of sales .........       61.7      61.4      61.7      62.1
                                     -----     -----     -----     -----
        Gross profit ..........       38.3      38.6      38.3      37.9
        Selling, general and
        administrative expenses       33.5      26.3      31.1      26.5
                                     -----     -----     -----     -----

        Operating income ......        4.8%     12.3%      7.2%     11.4%
                                     =====     =====     =====     =====

THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

      NET SALES. Net sales for the three and six month periods ended December 31, 1999 totaled approximately $4.6 million and $9.0 million, respectively, a decrease of approximately 12% and 5% as compared to the three and six month periods ended December 31, 1998. For the six month period ended December 31, 1999, sales volumes for the Neutral Posture(R) chair line were down approximately 12.4% when compared to the similar 1998 period, which included a single order in excess of $1.2 million. This volume decrease was partially offset by higher average prices realized during the current period when compared to the same period last year. Although volumes on the Harvard chair line remained comparable to prior periods, the remaining decrease in sales resulted from a decrease in the average selling price related to the product mix of chairs sold.

      GROSS PROFIT. Gross profit for the three and six month periods ended December 31, 1999 was approximately $1.8 and $3.4 million, respectively, decreasing approximately $262,000 or 13% and $139,000 or 4%, from gross profit of $2.0 million and $3.6 million for the same periods in 1998. The gross profit as a percent of net sales remained relatively flat at 38.3% for the three month period ended December 31, 1999 as compared to 38.6% for the same period in 1998 on $600,000 fewer sales. For the six month periods, gross profit as a percent of net sales also remained relatively flat, increasing slightly to 38.3% for 1999 from 37.9% for 1998. The slight increase in gross profit margin for the six month period was primarily the result of improved material costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs for the three and six month periods ended December 31, 1999 increased $162,038 or 12%, and $294,541 or 12%, respectively, from the same periods in 1998. The increases over last year are primarily due to increased legal fees related to the arbitration scheduled for April 2000, higher consulting fees relating to the establishment and implementation of the new ergonomic accessory line, and higher commission expenses as a percentage of sales related to sales promotions for the six months ending December 31, 1999 of 7.6% as compared to 6.4% for the same period in 1998.

      OPERATING INCOME. Based on the items discussed above, operating income for the three and six month periods ended December 31, 1999 totaled $218,875 and $644,020, respectively, as compared to $643,136 and $1,077,373 for the similar 1998 periods, a decrease of 66% and 40% for the three and six month periods, respectively. As a percentage of net sales, operating income for the three and six month periods ended December 31, 1999 decreased to 4.8% and 7.2%, respectively, from 12.3% and 11.4% respectively, for the same 1998 periods.

      OTHER INCOME (EXPENSE). Other income (expense) decreased by $11,799 and $14,640, respectively, for the three and six month periods ended December 31, 1999 as compared to the same 1998 periods. The decrease was primarily due to lower interest income in the current periods due to a one-time adjustment of interest income on officer notes in December 1998.

      EARNINGS PER SHARE (EPS). The EPS amounts of $0.05 and $0.13 (basic and diluted), respectively, for the three month periods ended December 31, 1999 and 1998, and $0.14 (basic and diluted) for the six month period ended December 31, 1999 and $0.22 (basic) and $0.21 (diluted) for the six month period ended December 31, 1998 are based on the weighted average shares outstanding for basic EPS. Diluted EPS also includes the dilutive effect of common stock options outstanding.

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

      Cash provided by operating activities totaled $75,564 for the six month period ended December 31, 1999, as compared to cash used for operating activities of $591,945 for the six month period ended December 31, 1998. The use of funds for the six month period ended December 31, 1998 related primarily to net income offset by a large increase in accounts receivable related to a large order shipped late in the period. The cash provided from the current six month period represents net income reduced by working capital needs.

      Cash used for investing activities totaled $121,788 and $462,364 for the six month periods ended December 31, 1999 and 1998, respectively. The cash used for investing activities in both periods was primarily comprised of capital expenditures for computers and machinery, equipment and molds used in the production process.

      Financing activities used funds totaling $41,137 for the six month period ended December 31, 1999 to reduce long term debt. For the six month period ended December 31, 1998, financing activities provided funds totaling $61,789 from the exercising of stock options by an officer of the Company and the grant and issuance of shares to employees partially offset by reductions of long-term debt.

      The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including working capital needs such as providing funds for increases in inventory levels. In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 and is restricted to financing equipment or mold purchases with borrowings under the Term Facility. At December 31, 1999, no amount was outstanding under either facility.

      At December 31, 1999, the Company had two loans outstanding in the amounts of approximately $128,000 and $425,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      The Company believes that cash flow from operations, together with the unexpended proceeds from its initial public offering and its unused capacity under the Revolving Credit Facility and Term Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 2000. However, because the Company's future operating results will depend on a number of factors there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date. See "Cautionary Statement" below.

      Historically, the Company's business has been subject to seasonality. Typically, the Company's revenue is greater during the first and second quarters of the Company's fiscal year. These seasonal fluctuations in sales are due to customer ordering patterns that emphasized purchases during these two quarters. The Company's results of operations would be adversely and disproportionately affected if customer ordering patterns were substantially lower than those normally expected during these two fiscal quarters.

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

      INTERNAL BUSINESS SOFTWARE. During 1998, the Company purchased upgraded financial systems software which the software vendor has indicated is Year 2000 compliant. The total software and installation cost was $75,000. As a result, the Company has completed all five phases which included the testing and validation phase. The Company has not experienced any Year 2000 issues in connection with its internal financial systems software to date.

      INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company gathered data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. The cost of achieving Year 2000 compliance for its non-financial software was $12,000. The company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology, but any problems that could occur should not have a material impact on the operations of the Company. As of January 20, 2000, the Company has not experienced any problems relating to the Year 2000 Issue.

      EXTERNAL COMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company has contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems were vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received written responses from approximately 75% of such third parties and a vast majority of such third parties have assured the Company that their software, hardware and data is Year 2000 compliant. To the extent that responses to Year 2000 readiness inquiries were unsatisfactory, the Company intended to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness. To date, the Company has not replaced current suppliers, service providers or contractors for Year 2000 compliancy issues nor has the Company experienced any Year 2000 compliancy issues with these third parties.

      EXPENSES. To date, the Company has incurred expenses of approximately $110,000 related to the assessment of, and efforts in connection with, its Year 2000 project and the development of a remediation plan. Of the total project cost attributable to the purchase and installation of new software, approximately $100,000 has been capitalized.

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources," including but not limited to, "Impact of the Year 2000 Issues," contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, fluctuations in sales prices as implemented by the Company's dealers, the impact of ongoing litigation and arbitration, the development of additional product lines, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, raw material cost increases, change of tax rates, change of interest rates, stagnant conditions in the industry, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business. The Company operates in a changing environment that involves numerous risks, some of which are beyond the Company's control. Such risks are highlighted in the Company's Form 10-KSB.

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

      On September 23, 1997, the Company was served with a suit filed by Bodybilt, Inc. ("Bodybilt") on September 18, 1997 in the 361st District Court of Brazos County, Texas against Dr. Jerome Congleton. Although the sole defendant in the suit was Dr. Congleton, both the American Arbitration Association and the Company were listed as "Injunctive Respondents." In general, the suit claims that: (i) Dr. Congleton exceeded the scope of his rights when he assigned the Patent to the Company; (ii) Dr. Congleton's assigns are prohibited from contending that Bodybilt's chairs infringe the Patent; and (iii) Dr. Congleton materially breached the 1991 Settlement Agreement. The suit sought: (v) an injunction against both the American Arbitration Association and the Company from proceeding with the arbitration initiated May 21, 1997; (w) unspecified monetary damages against Dr. Congleton; (x) a declaratory judgment as to Bodybilt's claims; (y) rescission of the 1991 assignment of the Patent to Dr. Congleton; and (z) other relief against Dr. Congleton. The Company intervened in this lawsuit. On September 3, 1998, the Court rescinded the original assignment of the Patent from Dr. Congleton to the Company, however, the Court invited Dr. Congleton to re-execute the assignment of the Patent to the Company subject to any restrictions arising out of the 1991 Settlement Agreement. The assignment was re-executed by Dr. Congleton on September 3, 1998, subject to any restrictions arising out of the 1991 Settlement Agreement. Also on September 3, 1998, the Court granted a Plea in Abatement filed by the Company and Dr. Congleton, conditioned upon Dr. Congleton's consent to participate and his participation in binding arbitration, and the Court stayed further proceedings in this lawsuit until further order of the Court.

      On October 16, 1997, Ergobilt, Inc. ("Ergobilt"), the parent company of Bodybilt, sued the Company in the United States District Court for the Northern District of Texas, Dallas Division. In general, the lawsuit alleges that the Company, in violation of the Lanham Trademark Act, (i) published false and misleading information that its chairs are covered by the Patent, that it knows of no other chairs on the market that are similar to its chairs and that Bodybilt's chairs infringe the Patent and (ii) furnished false and misleading information concerning Ergobilt (including the Company's claim that substantially all of the chairs sold by Ergobilt's subsidiary, Bodybilt, are designed in such a manner that they infringe the Patent). The suit seeks unspecified monetary damages and injunctive relief from the Company. The Company has obtained an opinion of counsel that virtually all of its chairs are covered by the Patent. On October 17, 1997, the Company filed a motion to dismiss the lawsuit or compel arbitration, and on November 26, 1997, the Company filed its counter-claim against Ergobilt and a motion to join Bodybilt as a third party defendant. On August 10, 1998, the Court dismissed without prejudice Ergobilt's claims against the Company, and entered an order compelling the Company and Bodybilt to submit their disputes to arbitration. In this lawsuit, the Company's counter-claim against Ergobilt for patent infringement and dilution of the Company's trademark remain pending; however, the parties have agreed to arbitrate these claims, and these claims are pending in the arbitration proceeding described in the following paragraph.

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

      Regardless of the outcome of the arbitration, which is scheduled for April 2000, the Company will continue to pay all defense costs of Dr. Congleton associated with the arbitration. Although uncertainties associated with arbitration and other litigation risks make it impossible for the Company to predict the outcome of the arbitration and lawsuits with certainty, the Company does not believe that the outcome of the arbitration and the lawsuits will have a material adverse impact on its financial position, results of operations and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company filed a Registration Statement on Form SB-1 (File No. 333-33675), which was declared effective by the Securities and Exchange Commission on October 16, 1997. The offering commenced on October 20, 1997 with net proceeds of approximately $4.4 million.

      In the Registration Statement, the Company stated that it planned to use an estimated $1,250,000 of the net proceeds of the offering to develop, manufacture and market computERGO(TM) . As noted below, the Company has as of December 31, 1999, utilized approximately $144,000 of the net offering proceeds for these purposes. As a result of the Company's decision to discontinue computERGO(TM) , the Company now plans to use, of the remaining estimated $1,100,000 net proceeds of the offering previously allocated to computERGO(TM) ,
(i) approximately $660,000 towards the development, manufacturing and marketing of the N*hancements accessory line, (ii) approximately $100,000 to increase the original amount allocated to new product development, (iii) approximately $140,000 to increase the original amount allocated to enhancing the marketing efforts and (iv) approximately $200,000 to provide additional funds for the Company's working capital requirements. These uses and amounts, however, are estimated based on the current plans of the Company.

      As of December 31, 1999, the Company has utilized net offering proceeds for the following:

      (1)  approximately $144,000 in the development of computERGO(TM);

      (2) approximately $221,000 towards the development, manufacturing and marketing of the N*hancements accessory line;

      (3) approximately $1,130,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

      (4) approximately $121,000 in the Company's effort to become ISO 9001 certified;

      (5) approximately $535,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired (Danny Skeen as Vice President - Sales and professional ergonomists);

      (6) approximately $313,000 related to the hiring of engineering personnel, including a Vice President -Engineering;

      (7) approximately $1,040,000 of working capital to fund inventory purchases and finance receivables; and

      (8) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $700,000 included in temporary investments as of December 31, 1999 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. Except as stated below, none of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities, or (iii) affiliates of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on November 10, 1999, the shareholders approved the election of Jaye Congleton as a Class II Director of the Company until the 2002 Annual Meeting of Shareholders or until her successor shall be elected and qualified. Jaye Congleton received 2,758,093 votes for, zero votes against, zero votes withheld and 1,425 Abstentions and Broker Non-Votes.

      The term of office of each of the following directors continued after the meeting: Rebecca Boenigk, Maryla Fitch, Cynthia Pladziewicz, and Jim Thompson.

      The shareholders also approved the Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan with 1,992,453 affirmative votes, 21,224 negative votes and 134,274 abstentions by the holders of the Company's common stock.

      In addition, the shareholders approved the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountant for the fiscal year ending June 30, 2000. The proposal received 2,758,718 affirmative votes, zero negative votes, and 800 abstentions by the holders of the Company's common stock.

ITEM 5. OTHER INFORMATION

      RESIGNATION OF DIRECTOR. Effective December 31, 1999, Mr. James W. Thompson resigned his position as member of the Company's Board of Directors.

      APPOINTMENT OF PRESIDENT AND CHIEF OPERATING OFFICER. On January 13, 2000, Mr. Tom Peterson was named as the Company's President and Chief Operating Officer. Prior to joining the Company, Mr. Peterson was Vice President of Business Development for the preceding five years for the International Source for Ergonomics, Inc., a Canadian distributor of ergonomic accessory products.

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


                                          NEUTRAL POSTURE ERGONOMICS, INC.




Date:  February 9, 2000                   By: /s/ REBECCA E. BOENIGK
                                                  Rebecca E. Boenigk
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  February 9, 2000                   By: /s/ GREGORY A. KATT
                                                  Gregory A. Katt
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)