Form 10QSB
period 2000-03-31
NEUTRAL POSTURE ERGONOMICS INC
filed 2000-05-15
CIK 1042488

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
        (Exact name of small business issuer as specified in its charter)

                      TEXAS                          74-2563656
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

                3904 N. TEXAS AVENUE
                 BRYAN, TEXAS 77803              (979) 778-0502
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

      ON MAY 1, 2000, THERE WERE 3,271,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                 YES [ ] NO [X]

================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                      for the Quarter Ended March 31, 2000
                                   (Unaudited)

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

      Condensed Balance Sheets as of March 31, 2000 and June 30, 1999 ...    1

      Condensed Statements of Income for the Three and Nine Months
        Ended March 31, 2000 and 1999 ...................................    2

      Condensed Statements of Cash Flows for the Nine Months Ended
        March 31, 2000 and 1999 .........................................    3

      Notes to Condensed Financial Statements ...........................    4

    Item 2.  Management's Discussion and Analysis or Plan of Operation ..    5


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ..........................................    8

    Item 2.  Changes in Securities and Use of Proceeds ..................    9

    Item 5.  Other Information ..........................................   10

    Item 6.  Exhibits and Reports on Form 8-K ...........................   10


SIGNATURES ..............................................................   11

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                                                   MARCH 31,          JUNE 30,
                                                                                                     2000               1999
                                                                                                ---------------    ---------------
                                                                                                  (UNAUDITED)
Current Assets:
       Cash and cash equivalents ............................................................   $     3,837,983    $     3,316,257
       Accounts receivable - net ............................................................         2,185,912          2,667,461
       Inventories ..........................................................................         1,489,985          1,195,158
       Deferred income tax benefits .........................................................           164,000            164,000
       Prepaid expenses and other ...........................................................           203,977            336,083
       Income tax receivable ................................................................              --               98,058
                                                                                                ---------------    ---------------
            Total current assets ............................................................         7,881,857          7,777,017
Property and Equipment - net ................................................................         2,283,531          2,277,482
Notes Receivable - shareholders .............................................................            14,725             14,725
Intangibles - net ...........................................................................           195,985            226,791
Deposits and Other ..........................................................................           199,038            198,007
                                                                                                ---------------    ---------------
            Total ...........................................................................   $    10,575,136    $    10,494,022
                                                                                                ===============    ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt ....................................................   $        32,790    $        43,632
       Accounts payable .....................................................................         1,255,400          1,576,141
       Accrued liabilities ..................................................................           364,276            544,308
       Income taxes payable .................................................................            26,487               --
                                                                                                ---------------    ---------------
            Total current liabilities .......................................................         1,678,953          2,164,081
Long-Term Debt - Less current portion .......................................................           511,954            550,554
Deferred Income Tax Liability ...............................................................           131,000            131,000
Commitments and Contingencies
Shareholders' Equity:
       Preferred stock: $.01 par value, 1,000,000 shares authorized;
            no shares issued ................................................................              --                 --
       Common stock: $.01 par value, 14,000,000 shares authorized;
            3,308,800 shares issued; 3,271,800 and 3,171,800 shares
            outstanding, respectively .......................................................            33,088             33,088
       Common stock warrants ................................................................            75,000             75,000
       Additional paid-in capital ...........................................................         5,671,138          5,671,138
       Retained earnings ....................................................................         2,570,128          2,177,786
       Accounts and notes receivable - shareholders .........................................           (17,500)           (17,500)
       Treasury stock - at cost, 37,000 and 137,000 shares, respectively ....................           (78,625)          (291,125)
                                                                                                ---------------    ---------------
            Total stockholders' equity ......................................................         8,253,229          7,648,387
                                                                                                ---------------    ---------------
            Total ...........................................................................   $    10,575,136    $    10,494,022
                                                                                                ===============    ===============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                     ENDED MARCH 31,                       ENDED MARCH 31,
                                                           ---------------    ---------------    ---------------    ---------------
                                                                2000                1999              2000               1999
                                                           ---------------    ---------------    ---------------    ---------------
Net Sales ..............................................   $     4,066,983    $     3,515,777    $    13,022,494    $    12,939,612
Cost of Sales ..........................................         2,646,365          2,287,874          8,170,058          8,141,079
                                                           ---------------    ---------------    ---------------    ---------------
Gross Profit ...........................................         1,420,618          1,227,903          4,852,436          4,798,533
Operating Expenses:
      Selling ..........................................           440,603            317,168          1,387,052          1,177,248
      General and administrative .......................         1,086,666            776,429          2,928,015          2,409,606
                                                           ---------------    ---------------    ---------------    ---------------
            Total ......................................         1,527,269          1,093,597          4,315,067          3,586,854
                                                           ---------------    ---------------    ---------------    ---------------
Operating Income (Loss) ................................          (106,651)           134,306            537,369          1,211,679
Other Income (Expense):
      Interest expense .................................           (11,322)           (11,854)           (36,853)           (37,554)
      Interest income ..................................            37,017             23,171            116,731            113,591
      Other ............................................               109              5,743               (359)             9,378
                                                           ---------------    ---------------    ---------------    ---------------
            Total ......................................            25,804             17,060             79,519             85,415
                                                           ---------------    ---------------    ---------------    ---------------
Income (Loss) Before Income Taxes ......................           (80,847)           151,366            616,888          1,297,094
Income Tax Expense .....................................           (29,914)            56,556            224,546            486,205
                                                           ---------------    ---------------    ---------------    ---------------
Net Income (Loss) ......................................   $       (50,933)   $        94,810    $       392,342    $       810,889
                                                           ===============    ===============    ===============    ===============
Earnings Per Share:
      Basic ............................................   $         (0.02)   $          0.03    $          0.12    $          0.25
                                                           ===============    ===============    ===============    ===============
      Diluted ..........................................   $         (0.02)   $          0.03    $          0.12    $          0.24
                                                           ===============    ===============    ===============    ===============
Weighted Average Common Shares
    Outstanding:
      Basic ............................................         3,220,152          3,308,800          3,185,982          3,271,209
                                                           ===============    ===============    ===============    ===============
      Diluted ..........................................         3,220,152          3,387,226          3,185,982          3,374,005
                                                           ===============    ===============    ===============    ===============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        FOR THE NINE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                 ---------------    ---------------
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
Operating Activities:
     Net income ..............................................................................   $       392,342    $       810,889
     Noncash items in net income:
        Depreciation and amortization ........................................................           373,197            234,006
     Changes in operating working capital:
        Accounts receivable ..................................................................           481,549           (366,025)
        Notes receivable - shareholders ......................................................            19,008               --
        Inventories ..........................................................................          (294,827)          (107,012)
        Prepaid expenses and other ...........................................................           113,098            (17,077)
        Income taxes receivable/payable ......................................................           124,546           (208,598)
        Accounts payable .....................................................................          (320,741)          (276,677)
        Accrued liabilities ..................................................................          (180,032)           113,974
        Deposits and other ...................................................................           (18,856)            35,169
                                                                                                 ---------------    ---------------
            Net cash provided by operating activities ........................................           689,284            218,649

Investing Activities:
     Additions to property and equipment .....................................................          (330,615)          (584,160)
     Acquisition of furniture line assets ....................................................              --              (55,100)
                                                                                                 ---------------    ---------------
            Net cash used for investing activities ...........................................          (330,615)          (639,260)
                                                                                                 ---------------    ---------------

Financing Activities:
     Issuance of debt ........................................................................              --               33,724
     Payments of debt ........................................................................           (49,443)           (32,367)
     Proceeds from issuance of common stock ..................................................              --               48,900
     Sale of Treasury Stock ..................................................................           212,500               --
                                                                                                 ---------------    ---------------
            Net cash provided by financing activities ........................................           163,057             50,257
                                                                                                 ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents .............................................           521,726           (370,354)

Cash and Cash Equivalents:
     Beginning of period .....................................................................         3,316,257          3,370,278
                                                                                                 ---------------    ---------------
     End of period ...........................................................................   $     3,837,983    $     2,999,924
                                                                                                 ===============    ===============

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

                                             THREE MONTHS      NINE MONTHS ENDED
                                            ENDED MARCH 31,        MARCH 31,
                                            ---------------     ---------------
                                            2000      1999      2000      1999
                                            -----     -----     -----     -----
Net sales ..............................    100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................     65.1      65.1      62.7      62.9
                                            -----     -----     -----     -----
Gross profit ...........................     34.9      34.9      37.3      37.1
Selling, general and
  administrative expenses ..............     37.5      31.1      33.2      27.7
                                            -----     -----     -----     -----
Operating income (loss) ................    (2.6%)      3.8%      4.1%      9.4%
                                            =====     =====     =====     =====

THREE AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1999

           NET SALES. Net sales for the three and nine month periods ended March 31, 2000 totaled approximately $4.1 million and $13.0 million, respectively, an increase of approximately 16% and 1% as compared to the three and nine month periods ended March 31, 1999. For the nine month period ended March 31, 2000, sales volume for the Neutral Posture(R) chair line was down approximately 3.6% when compared to the similar 1999 period. This volume decrease was more than offset by higher average prices realized during the current period when compared to the same period last year. Although volumes on the Harvard chair line increased when compared to prior periods, the decrease in sales resulted from a decrease in the average selling price related to the product mix of chairs sold.

      GROSS PROFIT. Gross profit for the three and nine month periods ended March 31, 2000 was approximately $1.4 and $4.9 million, respectively, increasing approximately $193,000, or 16%, and $54,000, or 1%, respectively, from gross profit for the same periods in 1999. The gross profit as a percent of net sales for the three month period ended March 31, 2000 remained consistent with the prior year at 34.9%. For the nine month periods, gross profit as a percent of net sales remained relatively flat, increasing slightly to 37.3% for 2000 from 37.1% for 1999. The slight increase in gross profit margin for the nine month period was primarily the result of lower material costs.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs for the three and nine month periods ended March 31, 2000 increased approximately 40% to $1.5 million, and 20% to $4.3 million, respectively, from the same periods in 1999. The increases over last year are primarily due to increased legal fees related to the arbitration proceedings, higher consulting fees relating to strategic planning and the establishment and implementation of the new ergonomic accessory line, and higher commission expenses as a percentage of sales related to sales promotions for the nine months ending March 31, 2000 of 7.2% as compared to 6.2% for the same period in 1999.

      OPERATING INCOME. Based on the items discussed above, the Company incurred an operating loss for the three month period ended March 31, 2000 of $106,651 as compared to operating income of $134,306 for the similar 1999 period. For the nine month period ended March 31, 2000, the Company generated operating income of $537,369 as compared to operating income of $1.2 million for the similar 1999 period. As a percentage of net sales, operating income for the three and nine month periods ended March 31, 2000 decreased to (2.6%) and 4.1%, respectively, from 3.8% and 9.4% respectively, for the same 1999 periods.

      OTHER INCOME (EXPENSE). Other income (expense) increased by $8,744 for the three month period ended March 31, 2000 as compared to the same 1998 period but decreased by $5,896 for the nine month period ended March 31, 2000 as compared to the same 1998 period primarily due to the reclassification of a tax refund in March 1999.

      EARNINGS PER SHARE (EPS). The EPS amounts of ($0.02) and $0.03 (basic and diluted), respectively, for the three month periods ended March 31, 2000 and 1999, and $0.12 (basic and diluted) for the nine month period ended March 31, 2000 and $0.25 (basic) and $0.24 (diluted) for the nine month period ended December 31, 1999 are based on the weighted average shares outstanding for basic EPS. Diluted EPS also includes the dilutive effect of common stock options outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of capital are net cash provided by operating activities and its unused capacity under the Revolving Credit Facility (defined below). The Company's primary capital requirements are to fund component parts inventory, receivables, fixed assets, research and development activities and product improvements.

      Cash provided by operating activities totaled $689,284 for the nine month period ended March 31, 2000, as compared to cash provided for operating activities of $218,649 for the nine month period ended March 31, 1999. The cash provided from the current nine month period represents net income plus non-cash charges. Cash provided from the collection of receivables was offset by the working capital uses for inventory and the reduction of current liabilities.

      Cash used for investing activities totaled $330,615 and $639,260 for the nine month periods ended March 31, 2000 and 1999, respectively. The cash used for investing activities in both periods was primarily comprised of capital expenditures for computers and machinery, equipment and molds used in the production process.

      Financing activities provided funds totaling $163,057 for the nine month period ended March 31, 2000, primarily from the sale of treasury stock to an officer of the Company offset by the reduction of long term debt. For the nine month period ended March 31, 1999, financing activities provided funds totaling $50,257 from the exercising of stock options by an officer of the Company and the grant and issuance of shares to employees partially offset by reductions of long-term debt.

      The Company currently maintains a $2.0 million revolving credit facility ("Revolving Credit Facility"). This facility is utilized to fund operating activities, including working capital needs such as providing funds for increases in inventory levels. In addition to the Revolving Credit Facility, the Company maintains a term facility ("Term Facility") in the amount of $500,000 and is restricted to financing equipment or mold purchases with borrowings under the Term Facility. At March 31, 2000, no amount was outstanding under either facility.

      At March 31, 2000, the Company had two loans outstanding in the amounts of approximately $126,000 and $419,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility, Term Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      The Company believes that cash flow from operations, together with its unused capacity under the Revolving Credit Facility and Term Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 2000. However, because the Company's future operating results will depend on a number of factors there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date. See "Cautionary Statement" below.

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

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, fluctuations in sales prices as implemented by the Company's dealers, the impact of ongoing litigation and arbitration, the development of additional product lines, the collectability of accounts receivable, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, raw material cost increases, change of tax rates, change of interest rates, validity of patents, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business. The Company operates in a changing environment that involves numerous risks, some of which are beyond the Company's control. Such risks are highlighted in the Company's Form 10-KSB.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Other than routine litigation matters, the Company is currently involved in one lawsuit and an arbitration proceeding. The arbitration proceeding involves the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all models in the Neutral Posture(R) chair line and related business and intellectual property issues.

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

      On August 31, 1998, the Company initiated a new arbitration proceeding against Bodybilt claiming patent infringement, breach of contract, tortious interference, slander, trade libel, unfair competition and dilution of the Company's trademark. The Company believes that substantially all of the chairs sold by Bodybilt are designed in such a manner that they infringe the Patent. The Company intends to enforce what it believes to be exclusive ownership rights to the Patent by seeking injunctive relief as well as damages. The demand for arbitration was filed with the American Arbitration Association pursuant to a mandatory arbitration clause included in the Settlement Agreement executed in 1996 between the Company and Bodybilt, and pursuant to the Federal Court order compelling arbitration described above. Dr. Congleton has joined in the arbitration. On October 14, 1998, Bodybilt filed a counter-claim in the arbitration proceeding against the Company claiming deceptive advertising under the Lanham Act, unfair competition, breach of contract, tortious interference, slander and trade libel. The arbitration hearing commenced during the second week of April and is ongoing. Regardless of the outcome of the arbitration, the Company will continue to pay all defense costs of Dr. Congleton associated with the arbitration.

      REBECCA CONGLETON BOENIGK AND NEUTRAL POSTURE ERGONOMICS, INC. VS. SCOTT
D. HAKALA - On February 14, 2000, Rebecca Boenigk, Chairman and CEO of the Company and the Company filed suit against Scott D. Hakala in the 95th Judicial District Court of Dallas County, Texas, alleging the defendant committed libel and published written communications on the internet that contained false, misleading, defamatory and disparaging statements about the Plaintiffs. The suit seeks unspecified monetary damages.

      Although uncertainties associated with arbitration and other litigation risks make it impossible for the Company to predict the outcome of the arbitration and the lawsuit with certainty, the Company does not believe that the outcome of the arbitration or the lawsuit will have a material adverse impact on its financial position, results of operations and cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company filed a Registration Statement on Form SB-1 (File No. 333-33675), which was declared effective by the Securities and Exchange Commission on October 16, 1997. The offering commenced on October 20, 1997 with net proceeds of approximately $4.4 million.

      In the Registration Statement, the Company stated that it planned to use an estimated $1,250,000 of the net proceeds of the offering to develop, manufacture and market computERGO(TM) . As noted below, the Company has as of March 31, 2000, utilized approximately $144,000 of the net offering proceeds for these purposes. As a result of the Company's decision to discontinue computERGO(TM), the Company now plans to use, of the remaining estimatod $1,100,000 net proceeds of the offering previously allocated to computERGO(TM):
(i) approximately $660,000 towards the development, manufacturing and marketing of the N*hancements accessory line, (ii) approximately $100,000 to increase the original amount allocated to new product development, (iii) approximately $140,000 to increase the original amount allocated to enhancing the marketing efforts and (iv) approximately $200,000 to provide additional funds for the Company's working capital requirements. These uses and amounts, however, are estimated based on the current plans of the Company.

      As of March 31, 2000, the Company has utilized net offering proceeds for the following:

      (1) approximately $144,000 in the development of computERGO(TM);

      (2) approximately $297,000 towards the development, manufacturing and marketing of the N*hancements accessory line;

      (3) approximately $1,314,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

      (4) approximately $135,000 in the Company's effort to become ISO 9001 certified;

      (5) approximately $606,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for the additional sales personnel hired (Danny Skeen as Vice President - Sales and professional ergonomists);

      (6) approximately $350,000 related to the hiring of engineering personnel, including a Vice President - Engineering;

      (7) approximately $1,040,000 of working capital to fund inventory purchases and finance receivables; and

      (8) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $314,000 included in temporary investments as of March 31, 2000 comprised of short-term, interest bearing, investment grade securities. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. Except as stated below, none of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities, or (iii) affiliates of the Company.

      Included in the applied net offering proceeds was compensation expense of approximately $400,000 for the Vice President - Engineering and the Vice President - Sales.

      The terms of the Revolving Credit Facility, Term Facility and the loan agreements, as defined above, restrict the Company's ability to pay dividends to its shareholders and acquire capital stock.

ITEM 5.  OTHER INFORMATION

      APPOINTMENT OF THREE NEW BOARD MEMBERS. On March 28, 2000, Mr. Tom Peterson, President and Chief Operating Officer of the Company, Mr. John Samuel, Vice President of Interactive Marketing for American Airlines and Ms. Susan Phillips Bari, President of the Women's Business Enterprise National Council ("WBENC") were appointed to the Board of Directors.

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

                               NEUTRAL POSTURE ERGONOMICS, INC.




Date:  May 15, 2000            By: /s/REBECCA E. BOENIGK
                                   ---------------------
                                   Rebecca E. Boenigk
                                   Chairman of the Board
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  May 15, 2000            By: /s/GREGORY A. KATT
                                   ------------------
                                   Gregory A. Katt
                                   Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and Accounting Officer)