Form 10KSB
period 2000-06-30
NEUTRAL POSTURE ERGONOMICS INC
filed 2000-09-21
CIK 1042488

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-23207

                        NEUTRAL POSTURE ERGONOMICS, INC.
                 (Name of small business issuer in its charter)

                   TEXAS                             74-2563656
      (State or other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)


            3904 N. TEXAS AVENUE
             BRYAN, TEXAS 77803                    (979) 778-0502
  (Address of principal executive offices)    (Issuer's telephone number)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:     NONE
   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:


                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
        ----------------------------           -----------------------
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

      THE REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE
$17,216,663.

      ON SEPTEMBER 1, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,839,863. (FOR PURPOSES OF DETERMINATION OF THE ABOVE STATED AMOUNT, ONLY DIRECTORS, EXECUTIVE OFFICERS AND 10% OR GREATER SHAREHOLDERS HAVE BEEN DEEMED AFFILIATES).

      ON SEPTEMBER 1, 2000, THERE WERE 3,308,800 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                 YES [ ] NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

 PART III - PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE ISSUED IN CONJUNCTION WITH THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS OF THE
                     COMPANY TO BE HELD ON NOVEMBER 10, 2000.
================================================================================

                        NEUTRAL POSTURE ERGONOMICS, INC.

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART 1

Item   1.    Description of Business ...............................        1
Item   2.    Description of Properties .............................        1
Item   3.    Legal Proceedings .....................................        8
Item   4.    Submission of Matters to a Vote of Security Holders ...        9

                                     PART II

Item   5.    Market for Common Equity and Related Stockholder
               Matters .............................................       10
Item   6.    Management's Discussion and Analysis or Plan of
               Operation ...........................................       12
Item   7.    Financial Statements ..................................       14
Item   8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .................       14

                                     PART III

Item   9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act ........................................       15
Item   10.   Executive Compensation ................................       16
Item   11.   Security Ownership of Certain Beneficial Owners and
               Management ..........................................       16
Item   12.   Certain Relationships and Related Transactions ........       16
Item   13.   Exhibits and Reports on Form 8-K ......................       16

                                     PART I

      IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT ON FORM 10-KSB MAY INCLUDE CERTAIN STATEMENTS THAT MAY BE DEEMED TO BE "FORWARD-LOOKING" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THERE ARE CERTAIN IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. CERTAIN OF THE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS, CHANGES FROM ANTICIPATED LEVELS OF SALES, THE ABILITY TO INTEGRATE ACQUIRED PRODUCT LINES AND RELATED BUSINESSES, FUTURE NATIONAL OR REGIONAL ECONOMIC AND COMPETITIVE CONDITIONS, CHANGES IN RELATIONSHIPS WITH CUSTOMERS, CUSTOMER ACCEPTANCE OF EXISTING AND NEW PRODUCTS, PRICING PRESSURES DUE TO EXCESS CAPACITY, RAW MATERIAL COST INCREASES, CHANGE OF TAX RATES, CHANGE OF INTEREST RATES, DECLINING CONDITIONS IN THE INDUSTRY, VALIDITY OF PATENTS, RESULTS OF ARBITRATION AND LITIGATION, AVAILABILITY OF KEY COMPONENT PARTS, CASUALTY TO OR OTHER DISRUPTION OF THE COMPANY'S PRODUCTION FACILITY AND EQUIPMENT, DELAYS AND DISRUPTIONS IN THE SHIPMENT OF THE COMPANY'S PRODUCTS AND OTHER FACTORS THAT GENERALLY AFFECT BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

GENERAL

      Neutral Posture Ergonomics, Inc. ("Neutral Posture" or the "Company") was incorporated in 1990 under the laws of the State of Texas and has manufactured, marketed and distributed the Neutral Posture(R) ergonomic chair line since inception. Most of the current models are based upon patented and/or patent-pending designs of Jerome Congleton, Ph.D., P.E., C.P.E., an ergonomist certified by the Board of Certification in Professional Ergonomics who serves as a design consultant to the Company. Based on anthropometrics, the scientific study of the measurements of size, weight and proportions of the human body, the Company manufactures, under the Neutral Posture(R) trade name, five series of ergonomic chairs designed to minimize the physical stress imposed upon the human body while seated. Virtually all chairs marketed under the Neutral Posture(R) trade name can be adjusted to accommodate the size, weight and proportions of body types from as small as the 5th percentile female to as large as the 95th percentile male. The Company is not aware of any other chair on the market that
(i) is designed by a certified ergonomist, (ii) is designed based on anthropometric studies, and (iii) has interchangeable key components such as seats, backs and arms.

      In March 1998, the Company expanded its product line with the acquisition of certain assets of the furniture business of Harvard Industries, Inc. ("Harvard"). The acquisition included a series of chair lines, which has been in existence for approximately ten years with an established distribution base.
The chair lines range from high back executive chairs with minimal adjustability to a series of ergonomic chairs with up to seven adjustments. The Harvard chair line enables the Company to offer lower-priced chair lines to complement its existing Neutral Posture(R) chair line. In fiscal 2000, the Company re-introduced the Harvard chair line with significant product updates and revisions.

      The Company continued to expand its product offerings in fiscal 2000 with the addition of the N-hancements product line, an ergonomic accessory line consisting of height and angle adjustable workstation products such as keyboard trays, monitor lifts and CPU holders. The Company continues to research, create and develop additional ergonomic products consistent with the Company's philosophy that its designs be based on ergonomic research and anthropometric data.

      The Company's principal executive offices are located at 3904 North Texas Avenue, Bryan, Texas 77803, and its telephone number is (979) 778-0502. As of September 1, 2000, the Company had 91 full-time employees.

PRODUCTS

      NEUTRAL POSTURE(R) CHAIRS. The concept for the Neutral Posture(R) chair line arose from Dr. Congleton's research, which is derived from National Aeronautics and Space Administration ("NASA") data concerning the human body's reaction to weightlessness. His research determined that in weightless conditions the body would naturally assume a neutral position in which no tendons are extended or retracted and in which the muscles experience no strain. The neutral position can be simulated by relaxing all muscles while floating face down in water and represents the human body's "neutral posture" position. Most of the models in the Neutral Posture(R) chair line have up to 12 independent adjustments, allowing an individual to assume this "neutral" posture. The Neutral Posture(R) chair line requires minimal assembly by the customer and is delivered with an owner's manual that provides each customer with a visual explanation of how to adjust the chair for maximum comfort.

      The Neutral Posture(R) chair line has certain chairs with contoured seats that are made with multi-densities of foam to distribute the user's body weight over a greater surface area than conventional seating. Additionally, the angle between the backrest and the seat structure of these chairs can be adjusted to approximate the posture that the body assumes naturally in the gravity-free environment of space. Five different seat designs and five different backrest styles provide additional comfort to meet the personal preferences of customers of various sizes and shapes. The backrests also contain multi-densities of foam that are shaped to provide maximum support in the lumbar area. The air lumbar pump, available on four of the Company's five series of chairs, provides adjustable lumbar support. This feature allows the backrest to conform more closely to the unique curvature of each person's back.

      Over the past few years, the Company further expanded its product lines with the development of the two products marketed under the Neutral Posture(R) chair line, including the "big and tall" chair and the "prop stool". In addition, the Company offers ancillary products to the Neutral Posture(R) chair line such as the "Fring(TM) Footrest" and "Cloud 9 fabric".

      HARVARD CHAIRS. In March 1998, the Company purchased certain assets of the furniture division from Harvard. The assets acquired included a series of chair lines designed for the mid-priced chair market. In addition, the Company acquired the right to use the "Harvard" logo for a period of three years.

      The Harvard chair lines range from high back executive chairs with minimal adjustability to a series of ergonomic chairs with up to seven independent adjustments, depending on the models selected, as compared to the Neutral Posture(R) chair line with up to 12 independent adjustments. Most models of chairs require minimal assembly and are all warranted against defects in materials and workmanship through a limited lifetime warranty. During fiscal 2000, the Company re-introduced the Harvard line with significant product updates and revisions. These revisions ranged from changing components to adding additional chair models while discontinuing less profitable models.

      N-HANCEMENTS. In April 2000, the Company introduced N-hancements, its ergonomic accessory line. The accessory line offers a wide variety of ergonomic accessories such as height and angle adjustable workstation products that include keyboard trays, monitor lifts, CPU holders, corner makers, footrest and other retrofittable upgrades.

RESEARCH AND DEVELOPMENT

      During fiscal years 2000 and 1999, the Company spent approximately $552,000 and $420,000, respectively, on research and development. The Company intends to continue to incur research and development expenses by creating innovative new products, broadening existing product lines and enhancing the manufacturing process.

MARKETING AND SALES

       Prior to the Harvard acquisition, the Company marketed its products and services throughout the United States through approximately 50 independent sales representatives and channeled its sales through a network of approximately 320 dealers. The acquisition of the Harvard chair line from Harvard in March 1998 increased the Company's dealer network to approximately 1,000 dealers, not all of which sell the Neutral Posture(R) chair line or the Company's other products.

      During the last two quarters of fiscal 2000, the Company added four (4) regional sales directors to monitor sales in their regions throughout the United States and added territory market managers in certain regions in place of independent sales representatives to enhance its existing sales efforts. The regional sales directors and the territory market managers are employees who sell only the Company's products throughout the United States and Puerto Rico in designated market areas. These employees receive a base salary plus a commission structure based on goals achieved in specific regions or on dollar volume sold. The Company does not directly employ the independent sales representatives, but rather uses a commission based incentive system to maintain these relationships. The commission based incentive system rewards not only the number of units sold, but also the profitability of those sales. These independent sales representatives employ personalized sales techniques in an effort to maintain close contact with the Company's current customers and develop new customers. The

Company's independent sales representatives receive extensive training, including annual seminars focused on the Company's products and ergonomics.

      The Company's dealers generally coordinate their sales efforts with the Company's independent sales representatives and territory market managers and handle project management, installation and maintenance for an account after the initial product selection and sale. Dealers typically purchase the product at a discount from retail and resell the product at a higher price. The Company is not dependent on any one of its dealers, the largest of them accounting for less than 3% of the Company's fiscal year 2000 sales.

      The Company's Neutral Posture Ergonomics Engineering Team ("NEET") works with customers, dealers and sales representatives in all areas of ergonomic engineering consulting. NEET provides technical support and professional qualified ergonomic assistance to the Company's clients seeking to maximize the success of interior design projects, office ergonomic and safety programs and chair and workstation evaluations.

     Relax the Back Franchising Company ("Relax the Back") has granted the Company the exclusive worldwide right to manufacture ergonomic office seating that bears the Relax the Back trademark and the Relax the Back design pursuant to a Trademark License Agreement (the "License Agreement"). Although the License Agreement has an indefinite term, it may be terminated by either Relax the Back or the Company for any reason upon 90 days' prior written notice. Relax the Back has exclusive rights to some components of chairs manufactured by the Company for Relax the Back. The Company believes approximately 75% of the Relax the Back stores are independently owned and operated and may elect on a store-by-store basis whether to sell the Company's chairs. As of June 30, 2000, the Company believes that virtually all of the Relax the Back stores carried the Company's chairs under the Relax the Back trademark.

     The Company also markets its chair lines in catalogs published by Corporate Express and National Business Furniture. The Company believes that catalogs provide a convenient and cost-effective way for businesses and individuals to purchase furniture and ergonomic products. Subsequent to fiscal year-end 2000, the Company signed a contract with Office Furniture USA ("OF/USA") to be included in the OF/USA catalog and to have its products on display in over 140 stores across the United States.

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

      The Company received its ISO 9001 certification in November 1999. ISO 9001 certification is an internationally developed set of manufacturing facility quality criteria established by the International Organization for Standardization ("ISO"). SGS International Certification Services, Inc. conducts an on-site inspection to assess the Company's facility for compliance with ISO standards, procedures and instructions. The Company must pass yearly maintenance and surveillance audits to maintain ISO 9001 status. The Company believes that its efforts to maintain ISO 9001 certification will promote quality in the Company's current operations.

RAW MATERIAL AND SUPPLIERS

      The Company uses a variety of materials in its manufacturing, including plastic, foam, steel, leather and upholstery coverings. Management currently maintains no long-term supply contracts and believes that the supply sources for these materials are adequate. Certain components of Neutral Posture(R) chairs, principally the adjustment mechanism, are made by third party manufacturers to the Company's specifications. The Company is dependent upon its suppliers for timely delivery and product quality. While the Company's strategy is to maintain multiple sources of supply, the Company's largest supplier, Leggett & Platt, Inc., is currently the only source of the adjustment mechanism, a key component of the Neutral Posture(R) chair. The adjustment mechanism is proprietary to the Company. In addition, Shepherd Products, Inc. ("Shepherd") manufactures a majority of the Company's seats and backs for the Neutral Posture(R) chair line. While the Company has not had any adverse experience with these suppliers, the Company does not have a binding supply contract with either Leggett & Platt, Inc. or Shepherd.

PROPERTIES

      The Company's corporate offices, manufacturing and assembly operations are conducted in its approximately 46,000 square-foot facility owned by the Company in Bryan, Texas. The Company also leases an approximately 1,400 square-foot showroom in the Chicago Merchandise Mart. The Company's management considers each of these facilities to be in good condition and believes that both facilities are adequately covered by insurance.

CUSTOMERS

      The Company has a diversified customer base. The Company's largest customer group including various facilities of the General Services Administration ("GSA"), accounts for 19.9% of the Company's sales for fiscal year 2000. GSA is the Federal Government Purchasing Contract. The Company's contract with GSA is subject to renegotiation or termination at the convenience of the GSA and expires on June 20, 2001. In addition to the GSA, the Company's largest customers include Relax the Back, United Parcel Service ("UPS"), Sykes Enterprises and Wrightline whose individual sales for fiscal year 2000 represented 13.0%, 7.5%, 3.6% and 2.5%, respectively, of the Company's total revenues. The Company does not have a binding contract with any of these customers.

PATENTS AND TRADEMARKS

      The Company owns a United States patent ("Patent"), on which virtually all of the models in the Company's Neutral Posture(R) chair line are based, and several trademarks. The Company's patent covering virtually all of the models of the Neutral Posture(R) chair line expires in October 2003. For a discussion of legal proceedings involving the Company's Patent, see "Item 3 - Legal Proceedings." Neutral Posture(R), computERGO(R), ERGO 2000(R), Establishing the Standard of Acceptability(TM), Fring(TM) and iGoErgo(TM) are trademarks of the Company. The Company also owns a patent covering computERGO(R), has several pending patent applications, and possesses a wide array of unpatented proprietary know-how and common law trademarks. In addition, the Company was granted a license to use the "Harvard" logo for a period of three years, which expires in March 2001. The Company's success and its ability to compete are dependent in part upon its proprietary technology. While the Company relies on patent, trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological, creative and design skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining its competitive position.

COMPETITION

     The Company faces significant competition in the contract furniture market. The Company's ergonomic products compete on the basis of design, health benefits, comfort, quality, durability, service and price. Existing and future competitors for the Company's ergonomic products within the office furniture industry, including Herman Miller, Inc., Steelcase Inc., Knoll Inc. and Haworth, Inc., offer or will offer additional ergonomic products. The Company also has competition from numerous other ergonomic furniture companies such as: (i) HAG Inc., Grahl Industries, Inc. and Bodybilt, Inc. ("Bodybilt"), a wholly-owned subsidiary of Ergobilt, Inc. ("Ergobilt") for its Neutral Posture(R)chair line;
(ii) United Chair, HON Industries Inc. and Superior Furniture for its Harvard chair lines; and (iii) Workrite, Inc., ISE, Inc. and IDEA Industries Inc. for its N-hancements accessory line. The majority of these competitors have much greater financial and other resources and offer a broader product line than the Company.

ENVIRONMENTAL MATTERS

      The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees based upon existing facts known to management. Compliance with federal, state, and local and foreign environmental regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities may have a material impact on the operations of the Company, but has, since the formation of the Company in 1990, been accomplished without having a material adverse effect on the Company. There can be no assurance that such regulations will not change in the future or that the Company will not incur material costs as a result of such regulations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company operates in a changing environment that involves numerous risks, some of which are beyond the Company's control. The following highlights some of these risks.

      STRONG COMPETITION IN THE CONTRACT FURNITURE INDUSTRY. The contract furniture industry is highly competitive, with a significant number of competitors offering similar products. Many of the Company's competitors are large and have significantly greater financial, marketing, manufacturing and technical resources than those of the Company. The Company's most significant competitors include Herman Miller Inc., Steelcase, Inc., Knoll Inc. and Haworth, Inc. These competitors have a substantial volume of furniture and products installed at businesses throughout the country, providing a continual source of demand for further products and enhancements. Moreover, the products of these competitors have strong acceptance in the marketplace, and such competitors could develop alternative product designs, which could give them a competitive advantage over the Company. The Company also competes with numerous small ergonomic furniture companies such as (i) HAG, Inc., Grahl Industries, Inc. and Bodybilt for its Neutral Posture(R) chair line; (ii) United Chair, HON Industries, Inc. and Superior Furniture for its Harvard chair lines; and (iii) Workrite, Inc., ISE Inc. and IDEA Industries, Inc. for its N-hancements accessory line. In addition, the Company faces significant price competition from its competitors and may encounter competition from new market entrants. There can be no assurance that the Company will be able to compete successfully in the future.

      DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend on the continued efforts of Rebecca E. Boenigk, Chairman of the Board and Chief Executive Officer and Mr. Thomas G. Peterson, President and Chief Operating Officer. Mrs. Boenigk has an employment agreement with the Company which contains non-compete and non-solicitation clauses and expires July 1, 2001, subject to automatic one-year extensions unless either party gives 90 days' notice of its intention not to renew. Mr. Peterson also has an employment agreement with the Company, which contains non-compete and non-solicitation clauses and expires March 1, 2003, subject to automatic one-year extensions unless either party gives 90 days' notice of its intention not to renew. The Company maintains key person life insurance on Mrs. Boenigk and Mr. Peterson. The loss of the services of Mrs. Boenigk or Mr. Peterson could have a material adverse effect on the Company. The Company's success also depends on its ability to retain its key management, marketing and sales personnel and to attract, assimilate and retain qualified personnel at a reasonable cost. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel.

      PRODUCT CONCENTRATION; NEW PRODUCTS. At the present time, the Company's products are primarily limited to five series of ergonomic office chairs marketed under the Neutral Posture(R) trade name, a series of office chairs marketed under the Harvard trade name and its N-hancements accessory line. The Company is subject to the risk that demand for its existing products may be diminished by changing market conditions, consumer preferences or competition, any of which could have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop additional ergonomic products or that a market would develop for any such products. Significant expenditures will be necessary for the Company to offer new products, and it may take an extended period of time for revenues to cover expenses. In addition, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effect on operating results of unanticipated complications in product introductions. If the Company is able to develop new products, there can be no assurance that they will achieve market acceptance or otherwise be successfully introduced. Any such failure may have a material adverse effect on the Company.

      RELIANCE ON INTELLECTUAL PROPERTY. The Company owns two United States patents and several trademarks in order to protect certain of its ergonomic products and other intellectual property. The Company's Patent covering virtually all of the Neutral Posture(R) chair line expires in October 2003. Because the Company's chairs can be manufactured with a relatively small investment in infrastructure, expiration of the Patent in 2003 will thereafter leave the Company with few, if any, entry barriers against existing furniture manufacturers or new market entrants that desire to make competitive chairs based on the design encompassed by such Patent. The second patent relates to computERGO(R), a product that has been discontinued.

     The Company does, however, have several patents pending and the Company possesses a wide array of unpatented proprietary know-how and common law trademarks. The Company's ability to compete effectively with other companies depends, to a significant extent, on its ability to maintain the proprietary nature of its intellectual property. There can be no assurance as to the degree of protection offered by the claims of a patent and various trademarks or the likelihood that patents or trademarks will be issued on pending or contemplated applications. If the Company were unable to maintain the proprietary nature of its intellectual property with respect to its current or any future products, it could have a material adverse effect on the Company.

      There can be no assurance that any patents or trademarks that the Company has or may obtain will not be challenged, invalidated, canceled, narrowed or circumvented, or that the rights granted there under will provide significant proprietary protection of competitive advantages to the Company. There can be no assurance that, if challenged, the Company's patents or trademarks would be held valid by a court of competent jurisdiction. If the Company were to lose its Patent covering virtually all of the Company's chairs prior to its expiration in October 2003 the Company may need to rely on its license to use such patent. A 1991 Settlement Agreement conditions such license on the Company being majority-owned by Rebecca E. Boenigk and Jaye E. Congleton, a limitation that could limit the Company's ability to obtain additional equity capital in the future. In addition, the Company's competitors may have filed for patent protection, which is not as yet a matter of public knowledge. Moreover, a court could interpret a third party's patents broadly so as to cover some of the Company's products.

      The Company has sought to protect, and intends in the future to enforce, its intellectual property rights. As of June 30, 2000, the Company was involved in arbitration proceedings against Bodybilt claiming, among other things, patent infringement. See "Legal Proceedings."

      PENNY STOCK REGULATION. In the event the Company's Common Stock ("Common Stock") is de-listed from trading on any Nasdaq market and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. The Company may be de-listed from trading on Nasdaq if certain maintenance standards concerning the public float of the Common Stock, the market value of the public float of the Common Stock, the number of shareholders of Common Stock or the number of market makers in the Common Stock are not met. Under Rule 15g-9, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to regulations adopted by the Securities and Exchange Commission, and any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers to sell their securities in the secondary market. There can be no assurance that the Company will not be de-listed from Nasdaq or that the price of the Common Stock per share will trade above $5.00 (trading prices of which have recently been significantly lower than $5.00 per share).

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

      DIFFICULTY OF MANAGING EXPANDING OPERATIONS. If the Company grows significantly, the Company's ability to manage growth successfully will require it to continue to improve its operations and financial management and to train, motivate, assimilate and effectively manage its employees. The Company's failure to manage growth successfully could have a material adverse effect on the Company. The Company's future success also depends on its continuing ability to attract, assimilate and retain highly qualified managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial employees or that it will be successful in attracting, assimilating or retaining highly qualified managerial and engineering personnel in the future.

      DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's largest customers, GSA, Relax the Back, UPS, Sykes Enterprises and Wrightline accounted for approximately 19.9%, 13.0%, 7.5%, 3.6%, and 2.5%, respectively, of its total revenues in fiscal year 2000. The Company's contract with the GSA is subject to renegotiation or termination at the convenience of the GSA and expires on January 20, 2001. The Company has no binding contracts with Relax the Back, UPS, Sykes Enterprises, or Wrightline. The loss of any of these customers, or a reduction in any of the customers' purchases, could have a material adverse effect on the Company.

      The Company sells its products to stores owned by Relax the Back Corporation ("RTB") and to its franchised stores. Recent developments at RTB have led the Company to believe the collectibility of such accounts receivable balance is unlikely as it relates to RTB's corporate stores, which comprise approximately 40% of RTB sales. In response to this knowledge, the Company increased its estimate of the allowance for bad debts by approximately $235,000 related to RTB's corporate stores' accounts receivable balance at June 30, 2000. During the first quarter of fiscal 2001, the Company shipped an additional $100,000 worth of product to RTB corporate stores and, therefore, the Company anticipates increasing its allowance an additional $100,000 during the first quarter of fiscal 2001.

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

      UNCERTAIN MARKET DEMAND. Public awareness of ergonomics and the application of anthropometrics is limited. There is limited data to validate the potential market demand for the Company's products. There can be no assurance that market demand will develop or that the Company will be successful in marketing ergonomic contract furniture or other products.

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

      WARRANTY LIABILITY. Various components of the Company's chairs are warranted against defects in materials or work quality for up to five years. In June 1998, the Company extended a limited lifetime warranty for all new chairs manufactured after such date and further extended the warranty on certain components to 10 years in June 1999. The Company has not experienced any material loss from warranty claims to date and maintained a reserve at June 30, 2000, of $181,904 for such claims. There can be no assurance, however, that material warranty claims will not be asserted in the future or, if asserted, that the Company's reserve will be adequate.

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

      CONTROL BY INSIDERS. The Company's directors, executive officers and their relatives control approximately 62.8% of the Company's outstanding voting securities and are in a position to elect the Company's directors and officers, to control the policies and operations of the Company and to determine the outcome of corporate transactions or other matters submitted for shareholder approval. These matters may include mergers, consolidations, sale of the Company's assets or a change in control of the Company. The existence of these levels of ownership concentrated in a few persons make it unlikely that any other holder of Common Stock will be able to affect the management or direction of the Company.

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

      ERGOBILT/BODYBILT ARBITRATION - On September 23, 1997, the Company was served with a suit filed by Bodybilt, Inc. ("Bodybilt") on September 18, 1997 in the 361st District Court of Brazos County, Texas against Dr. Jerome Congleton. Although the sole defendant in the suit was Dr. Congleton, both the American Arbitration Association and the Company were listed as "Injunctive Respondents." In general, the suit claims that: (i) Dr. Congleton exceeded the scope of his rights when he assigned the Patent to the Company; (ii) Dr. Congleton's assigns are prohibited from contending that Bodybilt's chairs infringe the Patent; and
(iii) Dr. Congleton materially breached the 1991 Settlement Agreement. The suit sought: (v) an injunction against both the American Arbitration Association and the Company from proceeding with the arbitration initiated May 21, 1997; (w) unspecified monetary damages against Dr. Congleton; (x) a declaratory judgment as to Bodybilt's claims; (y) rescission of the 1991 assignment of the Patent to Dr. Congleton; and (z) other relief against Dr. Congleton. The Company intervened in this lawsuit. On September 3, 1998, the Court rescinded the original assignment of the Patent from Dr. Congleton to the Company; however, the Court invited Dr. Congleton to re-execute the assignment of the Patent to the Company subject to any restrictions arising out of the 1991 Settlement Agreement. The assignment was re-executed by Dr. Congleton on September 3, 1998, subject to any restrictions arising out of the 1991 Settlement Agreement. Also on September 3, 1998, the Court granted a Plea in Abatement filed by the Company and Dr. Congleton, conditioned upon Dr. Congleton's consent to participate and his participation in binding arbitration, and the Court stayed further proceedings in this lawsuit until further order of the Court.

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

      The first portion of the arbitration hearing was completed in April 2000 when the Company put on its case. The arbitration is currently scheduled to resume in mid-November at which time Bodybilt/Ergobilt is scheduled to put on their case. The parties will then have approximately 45 days to file post-hearing briefs. The arbitrator could issue a ruling at any time thereafter and subsequent enforcement proceedings may occur. Bodybilt/Ergobilt is seeking a return of the Patent, attorney's fees and other unspecified damages. The Company is seeking significant damages including legal fees.

      Regardless of the outcome of the arbitration, the Company will continue to pay all defense costs of Dr. Congleton associated with the arbitration.

      HAKALA LITIGATION- On February 14, 2000, Rebecca Boenigk, Chairman and Chief Executive Officer of the Company and the Company filed suit against Scott
D. Hakala in the 95th Judicial District Court of Dallas County, Texas, alleging the defendant committed libel and published written communications on the Internet that contained false, misleading, defamatory and disparaging statements about the plaintiffs. The suit seeks unspecified monetary damages.

      AQUILINO LITIGATION - On July 13, 2000, the Company and Jerome Congleton filed suit against Nicholas J. Aquilino and the law firm of Aquilino & Welsh in the 361st Judicial District Court of Brazos County, Texas, alleging the defendants breached their fiduciary duty to plaintiffs. The plaintiffs allege that the defendants were negligent in exercising the usual and customary standard of care in the performance and rendering of professional services to the Company and Jerome Congleton in connection with legal matters involving the Patent. The Company and Jerome Congleton are seeking damages in excess of $1.5 million. On August 15th, 2000, the case was moved to the United States District Court for the Southern District of Texas, Houston Division.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has traded on the Nasdaq National Market System since the Company's initial public offering on October 20, 1998. Effective August 20, 1999, the Company voluntarily moved from the Nasdaq National Market System to the Nasdaq Small Cap System and is traded under the symbol "NTRL." On September 1, 2000, the Company had approximately 110 shareholders of record of the Company's Common Stock.

      The following table sets forth the high and low sale prices for the Company's Common Stock for the quarters indicated.

                           PRICE RANGE OF COMMON STOCK

                                                   HIGH            LOW
                                                 --------        --------
YEAR ENDED JUNE 30, 1999
------------------------
    First Quarter .......................        $   4.00        $   2.50
    Second Quarter ......................        $   4.63        $   2.50
    Third Quarter .......................        $   5.38        $   2.75
    Fourth Quarter ......................        $   3.00        $   1.88

YEAR ENDED JUNE 30, 2000
------------------------
    First Quarter .......................        $   2.44        $   1.38
    Second Quarter ......................        $   2.22        $   1.25
    Third Quarter .......................        $   2.63        $   1.19
    Fourth Quarter ......................        $   1.66        $   1.00


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

      In the Registration Statement, the Company stated that it planned to use an estimated $1,250,000 of the net proceeds of the offering to develop, manufacture and market computERGO(R). As noted below, the Company has as of June 30, 2000, utilized approximately $144,000 of the net offering proceeds for these purposes. As a result of the Company's decision to discontinue computERGO(R), the Company now plans to use, of the remaining estimated $1,100,000 net proceeds of the offering previously allocated to computERGO(R): (i) approximately $660,000 towards the development, manufacturing and marketing of the N-hancements accessory line, (ii) approximately $100,000 to increase the original amount allocated to new product development, (iii) approximately $140,000 to increase the original amount allocated to enhancing the marketing efforts and (iv) approximately $200,000 to provide additional funds for the Company's working capital requirements. These uses and amounts, however, are estimated based on the current plans of the Company.

      As of June 30, 2000, the Company has utilized net offering proceeds for the following:

     (1)  approximately $144,000 in the development of computERGO(R);

     (2) approximately $388,000 towards the development, manufacturing and marketing of the N-hancements accessory line;

     (3) approximately $1,365,000 in the acquisition and development of additional ergonomic products; of which $860,000 was used to acquire certain assets of the furniture business of Harvard;

     (4) approximately $151,000 in the Company's effort to become ISO 9001 certified;

     (5) approximately $670,000 in enhancing the Company's marketing efforts primarily resulting from salaries and travel-related expenditures for additional sales personnel hired and two professional ergonomists;

     (6) approximately $395,000 related to the hiring of engineering personnel, including the vice president - engineering;

     (7) approximately $1,040,000 of working capital to fund inventory purchases and finance receivables; and

     (8) $200,000 to repay outstanding indebtedness on its revolving credit facility.

      In addition, the Company had approximately $50,000 included in temporary investments as of June 30, 2000 comprised of short-term, interest bearing, investment grade securities. The remaining $50,000 has been designated to be spent on molds related to new product development. Each of the foregoing amounts represents the reasonable estimate of the Company for the amounts of the net proceeds applied. None of the foregoing payments were direct or indirect payments to (i) directors of the Company or their respective associates, (ii) persons owning 10% or more of any class of equity securities or (iii) affiliates of the Company.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the financial statements of the Company and notes thereto.

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers, customer acceptance of existing and new products, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, validity of patents, results of arbitration and litigation, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business.

      GENERAL. The Company generates revenue through sales of its products to corporate customers and retailers through independent sales representatives, who generally are paid a commission for each unit sold. Late in fiscal 2000, the Company added territory market managers to its sales force that are employees who focus exclusively on selling Neutral Posture products in designated market areas. These employees receive a base salary plus a commission from units sold. These independent sales representatives and territory market managers usually channel sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      In April 2000, the Company introduced the N-hancements accessory line. As such, the integration of the N-hancements accessory line had only a minor impact on the results of operations in fiscal year 2000.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated:

                                                                YEAR ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                              2000        1999
                                                             ------      ------
Net sales ...............................................     100.0%      100.0%
Cost of sales ...........................................      63.4        62.8
                                                             ------      ------
Gross profit ............................................      36.6        37.2
Selling, general and administrative
  expenses ..............................................      37.6        30.0
                                                             ------      ------
Operating income (loss) .................................      (1.0)%       7.2%
                                                             ======      ======

      FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30,
1999.

   NET SALES. Net sales for the fiscal year ended June 30, 2000 were $17.2 million increasing slightly from net sales of $17.1 million for the fiscal year ended June 30, 1999. Sales for the Neutral Posture(R) chair line increased approximately $290,000 or 2% for fiscal year 2000 as compared to fiscal year ended 1999. The slight increase in sales resulted from an increase in the average selling price of approximately 6% offset by a slight decrease of approximately 4% in the number of units sold. Sales for the Harvard chair line decreased approximately $160,000, or 4% for fiscal year 2000 as compared to fiscal year ended 1999. Unit sales on the Harvard chair line increased approximately 9% while average prices decreased approximately 12% based on the product mix of chairs sold.

   GROSS PROFIT. Gross profit for the fiscal year ended June 30, 2000 was $6.3 million, declining slightly from $6.4 million for the fiscal year ended June 30, 1999. The gross profit margin decreased to 36.6% for fiscal year 2000 from 37.2% for fiscal year 1999. Obsolete inventory charges, along with increased freight costs, account for the majority of the decrease in gross profit margin percentage. The Company has seen increased freight cost from all its freight carriers. In addition, during the fourth quarter of fiscal year 2000, the Company recorded a charge to earnings for obsolete inventory primarily due to changes made to revitalize the Harvard chair line in the amount of approximately $140,000. These changes ranged from changing components to adding additional chair models while discontinuing less profitable models.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6.5 million for fiscal year 2000, increasing approximately $1.4 million or 26%, from $5.1 million for fiscal year 1999. As a percentage of sales, the Company's selling, general and administrative expenses increased to 38% for fiscal year 2000 from 30% for fiscal year 1999. The increase was primarily due to legal fees of approximately $1.0 million related to the Ergobilt/Bodybilt arbitration and an increase in its charge for bad debts related to one of its largest customers. (See Liquidity and Capital Resources below). Subsequent to year-end, the Company received approximately $90,000 in reimbursement of these legal fees from its insurance carrier and is continuing to work with its carrier for possible further reimbursement.

   OPERATING INCOME/(LOSS). As a result of the foregoing, operating loss for the fiscal year ended June 30, 2000 was $181,000, as compared to operating income of $1.2 million for the same period in 1999.

      LIQUIDITY AND CAPITAL RESOURCES. The Company's principal sources of capital are net cash provided by operating activities and its unused capacity under the Revolving Credit Facility (defined below). The Company's primary capital requirements are to fund component parts inventory, receivables, fixed assets, research and development activities and product improvements.

      Cash provided by operating activities totaled $106,734 for fiscal year 2000 and decreased as compared to cash provided by operating activities of approximately $1,030,025 for fiscal year 1999. The decrease in cash flow for fiscal year 2000 was primarily the result of a net loss along with approximately $300,000 in decreases to working capital. This decrease included decreases in accounts payable and accrued liabilities and increases in accounts receivable and inventory levels.

      Cash used for investing activities totaled approximately $440,000 for fiscal year 2000 and was primarily comprised of updating and enhancing the Company's computer system and funds spent on machinery, equipment and molds used in the manufacturing process. Cash used for investing activities totaled approximately $866,000 for fiscal year 1999. During fiscal year 2001, the Company expects to continue to make capital expenditures in connection with manufacturing equipment, computer hardware and software improvements and to seek potential acquisitions or joint ventures with third parties to provide ergonomic products and services.

      Financing activities provided funds totaling approximately $155,000 for fiscal year 2000 and used funds of approximately $220,000 for fiscal year 1999. In fiscal year 2000, the Company sold 100,000 shares of treasury stock to an officer of the Company for $212,500. This increase was partially offset with the repayment of notes on Company vehicles. The use of funds in fiscal year 1999 resulted primarily from the purchase of 137,000 shares of treasury stock in the amount of approximately $291,000 from an officer of the Company that resigned in May 1999.

      The Company manages its inventory to maintain a level that meets its short-term manufacturing needs. Inventory turned 8.6 times in fiscal year 2000 and 8.5 times in fiscal year 1999. Inventory turns have leveled off as the Company maintains inventory levels to meet customer demands. With this turnover, the Company had approximately 43 days worth of component parts inventory on hand during both periods. These low levels of inventory allow the Company to dedicate less working capital to inventory, thereby lowering insurance and property tax expenses.

      The Company has a $2.5 million revolving credit facility (the "Revolving Credit Facility") with Compass Bank that expires September 30, 2001. Borrowings under this facility are subject to borrowing base requirements and are secured by substantially all of the assets of the Company. At the option of the Company, borrowings bear interest at the prime rate plus .25% or the LIBOR rate plus 1.75%. Interest is payable at maturity of the borrowing in the case of Eurodollar loans and monthly in the case of prime rate loans. As of September 1, 2000, no amount was outstanding under the Revolving Credit Facility.

      At June 30, 2000, the Company had two loans outstanding in the amounts of approximately $125,000 and $412,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. Interest on the first note accrues at a rate of 8.25% and the note matures in May 2011. Interest on the second note accrues at a fixed rate of 8.25% and matures in May 2003. The notes are collateralized by the land, building and certain equipment.

      The Revolving Credit Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      Subsequent to fiscal year-end, the Company signed an agreement with Office Furniture USA to be included in their catalog and to have its products on display in over 140 stores across the United States. The agreement allows the stores to buy products at standard discounts and payment terms; however, allows for 365-day payment terms on floor models purchased for each store. As such, the Company expects to carry outstanding receivables of approximately $500,000 for one year related to initial purchases of floor samples.

      The Company sells its products to stores owned by RTB and to its franchised stores. RTB stores, both corporate and franchised constitute collectively one of the Company's largest customers. Recent developments at RTB have led the Company to believe the collectibility of its accounts receivable balance is unlikely as it relates to RTB's corporate stores, which comprise approximately 40% of RTB sales. In response to this knowledge, the Company increased its estimate of the allowance for bad debts by approximately $235,000 related to RTB's corporate stores' accounts receivable balance at June 30, 2000. During the first quarter of fiscal 2001, the Company shipped an additional $100,000 worth of product to RTB corporate stores and, therefore, the Company anticipates increasing its allowance an additional $100,000 during the first quarter of fiscal 2001.

      The Company believes that cash flow from operations and its unused capacity under the Revolving Credit Facility should be sufficient to fund its anticipated operating needs and capital requirements through fiscal year 2001. However, because the Company's future operating results will depend on a number of factors, including the demand for the Company's products, the level of competition and general economic conditions and other factors beyond the Company's control, there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date.

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

      RECENT ACCOUNTING STANDARDS. In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which broadens the definition of derivative instruments and establishes accounting and reporting standards for derivatives and hedging activities. SFAS 133 is effective for the Company in fiscal 2001, and management does not believe the statement will have a material impact on the Company's financial statements.

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Although new accounting concepts are not introduced in SAB 101, it probably will be the basis for more intensive scrutiny by the SEC of companies' revenue recognition policies and procedures. SAB 101 will be effective for the Company no later than the fourth quarter of fiscal 2001. Any reporting changes resulting from either of these standards on the Company are not expected to be material.

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

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information set forth under the caption "Election of Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 2000 pursuant to Regulation 14A under the Exchange Act is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT.

       The names of the executive officers of the Company are as follows:

         NAME                  AGE    POSITION
         ----                  ---    --------
         Rebecca E. Boenigk     36    Chairman of the Board, Chief Executive
                                      Officer and Director

         Thomas G. Peterson     35    President, Chief Operating Officer and
                                      Director

         Jaye E. Congleton      56    Executive Vice President, Secretary and
                                      Director

         Mark E. Benden         33    Vice President - Engineering

         David W. Ebner         39    Vice President - Operations

         Gregory A. Katt        42    Vice President, Chief Financial Officer
                                      and Treasurer

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

      THOMAS G. PETERSON joined the Company in January 2000 as President and Chief Operating Officer. In March 2000, he was appointed to serve as a director of the Company and currently serves in the class of directors whose term expires at the 2001 annual meeting of shareholders. For the five years prior to joining the Company, Mr. Peterson served as Vice President, Business Development for The International Source for Ergonomics, Inc. ("ISE, Inc."), a Canadian distributor of ergonomic accessory line products marketed primarily in the United States and Canada.

      JAYE E. CONGLETON co-founded the Company in 1990 with Rebecca E. Boenigk and has served as a director, Executive Vice President and Secretary of the Company since April 1998 and also served as a director, Executive Vice President and Secretary from 1990 to August 1997. Mrs. Congleton currently serves in the class of directors whose term expires at the 2002 annual meeting of shareholders. In 1997, Mrs. Congleton was awarded, along with her daughter, Rebecca E. Boenigk, Ernst and Young's Entrepreneur of the Year award in manufacturing in the Houston, Texas region. Mrs. Congleton is the mother of Mrs. Boenigk, the Chairman of the Board and CEO of the Company and the spouse of Dr. Jerome Congleton, a consultant to the Company.

      MARK E. BENDEN served as Director of Engineering from January 1998 to September 1998 and as Vice President - Engineering since September 1998. Prior to these positions, from 1992 to 1998, he was a regional ergonomic and safety engineer for Johnson and Johnson, Inc., a publicly traded manufacturer and retailer of a broad range of products in the health care field.

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

ITEM 10. EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Security Ownership of Beneficial Owners and Management" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 12. CERTAIN TRANSACTIONS

      The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement, which is to be filed with the Commission within 120 days of June 30, 2000 pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial Statements

                  See the accompanying "Index to Financial Statements" at Page F-1.

            2.    Exhibits

                  See the accompanying "Index to Exhibits" at Page X-1.

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of September, 2000.

                                          NEUTRAL POSTURE ERGONOMICS, INC.



                                           By: /s/ REBECCA E. BOENIGK
                                                   Rebecca E. Boenigk
                                                  CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of September, 2000.

                 SIGNATURE                                      TITLE

        /s/ REBECCA E. BOENIGK          Chairman of the Board, Chief Executive
            Rebecca E. Boenigk          Officer and Director (Principal
                                        Executive Officer)

        /s/ THOMAS G. PETERSON          President, Chief Operating Officer and
            Thomas G. Peterson          Director

        /s/ JAYE E. CONGLETON           Executive Vice President-Product
            Jaye E. Congleton           Development, Secretary and Director

        /s/ GREGORY A. KATT             Vice President, Chief Financial Officer
            Gregory A. Katt             and Treasurer (Principal Financial and
                                        Accounting Officer)

        /s/ SUSAN PHILLIPS BARI         Director
            Susan Phillips Bari

        /s/ MARYLA FITCH                Director
            Maryla Fitch

        /s/ CYNTHIA PLADZIEWICZ         Director
            Cynthia Pladziewicz

        /s/ JOHN R. SAMUEL              Director
            John R. Samuel

                        NEUTRAL POSTURE ERGONOMICS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT ..........................................      F-2

FINANCIAL STATEMENTS AND NOTES:

     Balance Sheet as of June 30, 2000 ................................      F-3

     Statements of Operations for the Years Ended June 30, 2000 and
       1999 ...........................................................      F-4

     Statements of Shareholders' Equity for the Years Ended June 30,
       2000 and 1999 ..................................................      F-5

     Statements of Cash Flows for the Years Ended June 30, 2000 and
       1999 ...........................................................      F-6

     Notes to Financial Statements ....................................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Neutral Posture Ergonomics, Inc.:

      We have audited the accompanying balance sheet of Neutral Posture Ergonomics, Inc. as of June 30, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 12, 2000

                        NEUTRAL POSTURE ERGONOMICS, INC.

                                  BALANCE SHEET

                                     ASSETS

                                                                                                                      JUNE 30, 2000
                                                                                                                       ------------
Current Assets:
       Cash and cash equivalents ..............................................................................        $  3,138,536
       Accounts receivable less allowance for doubtful accounts of $361,509  ..................................           2,703,978
       Notes receivable - shareholders ........................................................................              14,725
       Inventories ............................................................................................           1,288,782
       Deferred income tax benefits ...........................................................................             275,000
       Prepaid expenses and other .............................................................................             165,286
       Income tax receivable ..................................................................................             133,144
                                                                                                                       ------------
            Total current assets ..............................................................................           7,719,451
Property and Equipment - net ..................................................................................           2,267,244
Intangibles - net .............................................................................................             167,167
Deposits and Other ............................................................................................             222,592
                                                                                                                       ------------
            Total .............................................................................................        $ 10,376,454
                                                                                                                       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt ......................................................................        $     35,550
       Accounts payable .......................................................................................           1,503,853
       Accrued liabilities ....................................................................................             435,149
                                                                                                                       ------------
            Total current liabilities .........................................................................           1,974,552
Long-Term Debt - Less current portion .........................................................................             501,188
Deferred Income Tax Liability .................................................................................              69,000
Commitments and Contingencies (Note 9)
Shareholders' Equity:
       Preferred stock: $.01 par value, 1,000,000 shares authorized; no shares
            issued ............................................................................................                --
       Common stock: $.01 par value, 14,000,000 shares authorized;
            3,308,800 shares issued; 3,271,800 shares outstanding .............................................              33,088
       Common stock warrants ..................................................................................              75,000
       Additional paid-in capital .............................................................................           5,671,138
       Retained earnings ......................................................................................           2,148,613
       Accounts and notes receivable - shareholders ...........................................................             (17,500)
       Treasury stock - at cost, 37,000 shares ................................................................             (78,625)
                                                                                                                       ------------
            Total shareholders' equity ........................................................................           7,831,714
                                                                                                                       ------------
            Total .............................................................................................        $ 10,376,454
                                                                                                                       ============

                       See notes to financial statements.

                         NEUTRAL POSTURE ERGONOMICS, INC.

                             STATEMENTS OF OPERATIONS



                                                                                                     YEARS ENDED JUNE 30,
                                                                                            ---------------------------------------
                                                                                                 2000                    1999
                                                                                            ---------------         ---------------
Net Sales ..........................................................................        $    17,216,663         $    17,090,420
Cost of Sales ......................................................................             10,923,327              10,737,423
                                                                                            ---------------         ---------------
Gross Profit .......................................................................              6,293,336               6,352,997
Operating Expenses:
       Selling .....................................................................              1,949,126               1,633,772
       General and administrative ..................................................              4,524,929               3,499,232
                                                                                            ---------------         ---------------
            Total ..................................................................              6,474,055               5,133,004
                                                                                            ---------------         ---------------
Operating Income (Loss) ............................................................               (180,719)              1,219,993
Other Income (Expense):
       Interest expense ............................................................                (48,483)                (49,366)
       Interest income .............................................................                172,632                 147,960
       Other .......................................................................                 10,573                   9,448
                                                                                            ---------------         ---------------
            Total ..................................................................                134,722                 108,042
                                                                                            ---------------         ---------------
Income (Loss) Before Income Taxes ..................................................                (45,997)              1,328,035
Income Tax Expense (Benefit) .......................................................                (16,824)                489,794
                                                                                            ---------------         ---------------
Net Income (Loss) ..................................................................        $       (29,173)        $       838,241
                                                                                            ===============         ===============
Earnings (Loss) Per Share:
       Basic .......................................................................        $         (0.01)        $          0.26
                                                                                            ===============         ===============
       Diluted .....................................................................        $         (0.01)        $          0.25
                                                                                            ===============         ===============
Weighted Average Common Shares Outstanding:
       Basic .......................................................................              3,207,319               3,253,431
                                                                                            ===============         ===============
       Diluted .....................................................................              3,207,319               3,343,747
                                                                                            ===============         ===============

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCOUNTS
                                COMMON            COMMON   ADDITIONAL               AND NOTES                             TOTAL
                                SHARES   COMMON   STOCK     PAID-IN     RETAINED   RECEIVABLE -   DEFERRED   TREASURY  SHAREHOLDERS'
                                ISSUED   STOCK   WARRANTS   CAPITAL     EARNINGS   SHAREHOLDERS COMPENSATION   STOCK      EQUITY
                              --------- -------  -------- ----------- -----------  -----------  -----------  ---------  -----------
BALANCE AT JULY 1, 1998 ..... 3,200,000 $32,000  $ 75,000 $ 5,524,986 $ 1,339,545  $   (52,500) $   (30,000) $    --    $ 6,889,031

  Amortization of
    deferred compensation ...      --      --        --          --          --           --         30,000       --         30,000

  Issuance of common stock ..   108,800   1,088      --        47,812        --           --           --         --         48,900

  Tax benefit derived
    from exercise of stock
    options .................      --      --        --        98,340        --           --           --         --         98,340

  Payment of shareholder note      --      --        --          --          --         35,000         --         --         35,000

  Purchase of Treasury stock       --      --        --          --          --           --           --     (291,125)    (291,125)

  Net income ................      --      --        --          --       838,241         --           --         --        838,241

                              --------- -------  -------- ----------- -----------  -----------  -----------  ---------  -----------
BALANCE AT JUNE 30, 1999 .... 3,308,800 $33,088  $ 75,000 $ 5,671,138 $ 2,177,786  $   (17,500) $      --    $(291,125) $ 7,648,387
                              --------- -------  -------- ----------- -----------  -----------  -----------  ---------  -----------

  Sale of Treasury stock ....      --      --        --          --          --           --           --      212,500      212,500

  Net loss ..................      --      --        --          --       (29,173)        --           --         --        (29,173)

                              --------- -------  -------- ----------- -----------  -----------  -----------  ---------  -----------
BALANCE AT JUNE 30, 2000 .... 3,308,800 $33,088  $ 75,000 $ 5,671,138 $ 2,148,613  $   (17,500) $      --    $ (78,625) $ 7,831,714
                              ========= =======  ======== =========== ===========  ===========  ===========  =========  ===========

                       See notes to financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                      YEARS ENDED JUNE 30,
                                                                                               ------------------------------------
                                                                                                    2000                 1999
                                                                                               ---------------      ---------------
Operating Activities:
     Net income (loss) ...................................................................     $       (29,173)     $       838,241
     Noncash items in net income (loss):
        Depreciation and amortization ....................................................             606,695              469,229
        Deferred income tax benefit ......................................................            (173,000)             (51,000)
     Changes in operating working capital:
        Accounts receivable ..............................................................             (36,517)            (676,356)
        Notes receivable .................................................................              19,008              157,311
        Inventories ......................................................................             (93,623)            (133,946)
        Prepaid expenses and other .......................................................              59,815             (161,882)
        Income taxes payable/receivable ..................................................             (35,086)            (169,012)
        Accounts payable .................................................................             (72,288)             619,800
        Accrued liabilities ..............................................................            (109,159)             203,014
        Deposits and other ...............................................................             (29,938)             (65,374)
                                                                                               ---------------      ---------------
            Net cash provided by operating activities ....................................             106,734            1,030,025
                                                                                               ---------------      ---------------

Investing Activities:
     Additions to property and equipment .................................................            (439,506)            (811,020)
     Acquisition - Harvard furniture line ................................................                --                (55,101)
                                                                                               ---------------      ---------------
            Net cash used for investing activities .......................................            (439,506)            (866,121)
                                                                                               ---------------      ---------------
Financing Activities:
     Issuance of debt ....................................................................                --                 25,239
     Payments on debt ....................................................................             (57,449)             (35,939)
     Repayment of shareholder note .......................................................                --                 35,000
     Proceeds from sale of treasury stock ................................................             212,500                 --
     Purchase treasury stock .............................................................                --               (291,125)
     Proceeds from issuance of common stock ..............................................                --                 48,900
                                                                                               ---------------      ---------------
            Net cash provided by (used for) financing activities .........................             155,051             (217,925)
                                                                                               ---------------      ---------------

Decrease in Cash and Cash Equivalents ....................................................            (177,721)             (54,021)

Cash and Cash Equivalents:
     Beginning of period .................................................................           3,316,257            3,370,278
                                                                                               ---------------      ---------------
     End of period .......................................................................     $     3,138,536      $     3,316,257
                                                                                               ===============      ===============

Supplemental Information:
     Interest paid .......................................................................     $        48,483      $        49,366
                                                                                               ===============      ===============

     Income taxes paid ...................................................................     $       191,261      $       725,541
                                                                                               ===============      ===============

                       See notes to financial statements.

                       NEUTRAL POSTURE ERGONOMICS, INC.

                        NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Neutral Posture Ergonomics, Inc. (the "Company") designs and manufactures ergonomic chairs and accessories and sells to wholesale and retail customers nationwide. The Company's manufacturing facility is located in Bryan, Texas, and its primary product showroom is located at the Merchandise Mart in Chicago, Illinois. The Company had been operating under an exclusive license, along with one other licensee, until February 1997, when the Company became the sole licensee, for use of a specified patent in applications to industrial, laboratory and office chair use; this license may not be assigned or transferred. In March 1997, the Company acquired the patent.

      ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the periods. Differences from those estimates are recognized in the period they become known.

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

      PROPERTY AND EQUIPMENT are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives ranging from two to seven years, or the related lease term if shorter. Management periodically reviews for impairment of fixed assets whenever events or changes in circumstances have indicated that the carrying amount of its fixed assets might not be recoverable.

      INTANGIBLES are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over estimated useful lives ranging from three to six years. Management periodically reviews for impairment of intangibles whenever events or changes in circumstances have indicated that the carrying amount of its intangibles might not be recoverable.

      RESEARCH AND DEVELOPMENT COSTS are expensed as incurred and were approximately $552,244 and $420,190 in fiscal 2000 and 1999, respectively.

      INCOME TAXES are recorded under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided for under the asset and liability method for temporary differences in the recognition of income and expense for tax and financial reporting purposes. Current and deferred income taxes have been provided for as appropriate (Note 7).

      NET INCOME (LOSS) PER COMMON SHARE is based on the weighted average number of shares outstanding for basic earnings (loss) per share ("EPS"). Diluted EPS also includes the dilutive effect, if any, of common stock options and warrants outstanding.

      RECENT ACCOUNTING STANDARDS include FASB's 1998 issuance of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which broadens the definition of derivative and hedging activities. SFAS 133 IS effective for the Company in fiscal 2001 and management does not believe the statement will have a material impact on the Company's financial statements.

                       NEUTRAL POSTURE ERGONOMICS, INC.

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, which summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. Although new accounting concepts are not introduced in SAB 101, it probably will be the basis for more intensive scrutiny by the SEC of companies' revenue recognition policies and procedures. SAB 101 will be effective for the Company no later than the fourth quarter of fiscal 2001. Any reporting changes resulting from either of these standards on the Company are not expected to be material.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB No. 25"). SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company continues to apply APB No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income (loss) and EPS (Note 6).

2.  ACCOUNTS RECEIVABLE ALLOWANCE

      Recent developments at Relax the Back Corporation ("RTB"), one of the Company's largest customers (Note 8), have led the Company to believe the collectibility of the accounts receivable balance is unlikely as it relates to RTB's corporate stores. RTB also has franchised stores that make up approximately 60% of RTB sales, which are currently not affected. In response to this knowledge, the Company has increased its estimate of the allowance for doubtful accounts by $235,913 related to RTB's corporate stores' accounts receivable balance at June 30, 2000.

      During the first quarter of fiscal 2001, the Company sold an additional $100,000 worth of product to the RTB corporate stores and the Company anticipates increasing its allowance by an additional $100,000 during the first quarter of fiscal 2001.

3.  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:
                                                                  JUNE 30,
                                                                    2000
                                                               ---------------
        Land ................................................. $        90,250
        Building .............................................         534,750
        Building improvements ................................         405,548
        Machinery and equipment ..............................       1,562,478
        Furniture and fixtures ...............................         281,877
        Computers and Equipment ..............................         493,930
        Automobiles and trucks ...............................          79,499
                                                               ---------------
             Subtotal ........................................       3,448,332
        Less accumulated depreciation ........................       1,249,156
                                                               ---------------
             Total ...........................................       2,199,176
        Deposits on machinery, equipment and other ...........          68,068
                                                               ---------------
             Property and equipment - net .................... $     2,267,244
                                                               ===============

                       NEUTRAL POSTURE ERGONOMICS, INC.

4.  DEBT AND CREDIT FACILITIES

        Long-term debt consists of the following:
                                                                   JUNE 30,
                                                                     2000
                                                               ---------------
        Revolving line of credit, up to $2,000,000; interest
            at prime plus .5% (9.50% at June 30, 2000)
            payable monthly; principal matured August 21,
            2000  ............................................ $          --
        Note payable to bank in monthly  installments of
            $5,300,  including interest at 8.25%,  maturing
            in May 2003 ......................................         411,892
        Term loan payable in monthly installments of $1,456,
            including interest at 8.25%,  maturing in
            May 2011 .........................................         124,846
                                                               ---------------
        Total long-term debt .................................         536,738
        Less current  portion ................................          35,550
                                                               ---------------
        Long-term debt - less current portion ................ $       501,188
                                                               ===============

      Borrowings under the revolving line of credit are subject to borrowing base requirements and are collateralized by accounts receivable, chattel paper, contract rights, equipment and fixtures, general intangibles and inventories. The line of credit is subject to a quarterly commitment fee of .25% per annum on the difference between the commitment amount and the aggregate principal balance. Under the same facility, the Company has available a term line of credit up to $500,000 with interest payable monthly at prime plus .5%, with a maturity not in excess of five years, to finance the acquisition of additional machinery, equipment and molds to be used in the Company's operations. The current credit facility terminated on August 21, 2000. At June 30, 2000, no amount was borrowed under this facility.

      Upon expiration of the revolving line of credit and term line of credit mentioned above, on August 21, 2000, the Company signed a new $2.5 million revolving credit facility. Borrowings under the facility are subject to borrowing base requirements and are secured by substantially all of the assets of the Company. At the option of the Company, borrowings bear interest at the prime rate plus .25% or the LIBOR rate plus 1.75%. Interest is payable at maturity of the borrowing in the case of Eurodollar loans and monthly in the case of prime rate loans. The new facility expires September 30, 2001. The revolving line of credit and the notes require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      In May 1996, the Company purchased an office, warehouse and manufacturing facility for $626,431. The Company issued a $500,000 note payable and a term note of $150,000 for capital improvements on the building with outstanding balances at June 30, 2000, of $411,892 and $124,846, respectively. The notes are collateralized by the building and certain equipment.

Annual maturities of long-term debt - less current portion at June 30, 2000, are as follows:

         Year ending June 30:
               2002 ...............................   $   38,596
               2003 ...............................      362,073
               2004 ...............................        9,537
               2005 ...............................       10,354
               2006 ...............................       11,241
               Thereafter .........................       69,387
                                                      ----------
                    Total .........................   $  501,188
                                                      ==========

      The carrying value of the Company's long-term debt approximates fair value. The bank debt is based on current prime or LIBOR rates and the remaining debt is at the current rates available for debt with similar terms and maturities.

                       NEUTRAL POSTURE ERGONOMICS, INC.

5. CAPITAL  STOCK

      At June 30, 2000, the Company has authorized 14,000,000 shares of common stock, $0.01 par value, of which 3,308,800 shares were issued and 3,271,800 shares were outstanding. The Company has also authorized 1,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors has authority to divide such preferred stock into one or more series and has authority to fix and determine the relative rights and preferences of each such series. No preferred stock was issued at June 30, 2000.

      At June 30, 2000, the Company has outstanding warrants to purchase 133,400 shares of common stock at an exercise price of $7.20 and are exercisable over a period of four years commencing October 21, 1998 and expiring October 24, 2002. These warrants, included in shareholders' equity, had a total estimated fair value of $75,000 ($0.56 per warrant) on the date of grant using the Black-Scholes option - pricing model with the following assumptions: risk-free interest rate of 5.7%, no dividend yield, expected life of five years and no volatility.

      In May 1999, the Company acquired 137,000 shares of common stock to be held in treasury for $291,125. The stock was acquired from Mr. Campbell, former President, in conjunction with his resignation from the Company. In addition, four officers of the Company purchased an additional 63,000 shares of common stock from Mr. Campbell. In February 2000, the Company sold 100,000 shares of the common stock held in Treasury for $212,500 to Tom Peterson, the current President and Chief Operating Officer of the Company.

6.  STOCK OPTION PLANS

      In April 1996, the Company adopted a Nonqualified Stock Option Plan (the "1996 Plan") to remain in effect for ten years or expiration of the latest stock option period, whichever is later. The 1996 Plan authorized the board of directors to grant up to 700,000 option shares. In August 1997, the board of directors and the shareholders approved the Company's Amended and Restated 1996 Nonqualified Stock Option Plan (the "Amended 1996 Plan") which reduced the number of shares to be granted under the 1996 Plan to 500,000. The 1996 Plan and the Amended 1996 Plan contain provisions upon dissolution, liquidation or merger of the Company to allow for immediate exercise of all issued and outstanding options.

      Upon adoption of the 1996 Plan in April 1996, the Company granted 500,000 options at $0.225 exercise price per share of which 200,000 options vested when granted and were exercised in June 1996, and the remaining 300,000 options vested in equal amounts over a period of three years. An additional 100,000 options were exercised on April 30, 1997 and on October 12, 1998. In May 1999, in conjunction with the resignation of Mr. Campbell as discussed in Note 5 above, the Company repurchased the remaining 100,000 options from Mr. Campbell for $190,000. In March 2000, the Company granted 100,000 options to certain officers of the Company at a $2.50 exercise price per share which vest ratably over a four year period and have a maximum term of ten years. As such, the Company had no remaining options available to be granted under the Amended 1996 Plan as of June 30, 2000.

      Under the terms of the option grants, at the election of the optionees, the Company loaned to the optionees amounts to cover a portion of the exercise price of the options and the related income tax effects, and received from the optionees notes receivable. As of June 30, 2000, the notes receivable totaled $32,225, consisting of $17,500 for the exercise of options (included in shareholders' equity) and $14,725 to cover income taxes of the optionees (included in total assets). This recourse note bears interest at 7.5%, payable annually, and matures in December 2000. In May, 1999, Mr. Campbell repaid in full notes owed to the Company in the amount of $138,450 plus accrued interest of $23,214 in conjunction with his resignation.

      In August 1997, the board of directors and the shareholders of the Company also approved the Company's 1997 Omnibus Securities Plan (the "1997 Plan") for the employees, directors and consultants of the Company. The number of shares of Common Stock reserved for issuance under the 1997 Plan is 200,000 shares. The 1997 Plan allows for the issuance of nonqualified stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights and restricted stock.

                       NEUTRAL POSTURE ERGONOMICS, INC.

      The following table summarizes the shares subject to options under the 1997 Plan:

                                                                                                              WEIGHTED AVERAGE
                                                                                                               EXERCISE PRICE
                                                                            NUMBER OF SHARES                     PER SHARE
                                                                      -----------------------------     ----------------------------
                                                                          2000             1999             2000            1999
                                                                      ------------     ------------     ------------    ------------
Options outstanding, beginning of year ...........................          70,855           83,565     $      5.242    $      4.974
Granted ..........................................................         100,000            4,000            2.500           2.969
Terminated/Bought out ............................................         (15,950)         (16,710)           5.323           3.342
                                                                      ------------     ------------
Options outstanding, end of year .................................         154,905           70,855            3.467           5.242
                                                                      ============     ============
Options exercisable, end of year .................................          34,655                             4.936
                                                                      ============
Reserved for future options
     at June 30, 2000 ............................................          45,095
                                                                      ============

      The following table summarizes additional information about stock options outstanding and exercisable under the Amended 1996 Plan and the 1997 Plan (the "Plans") at June 30, 2000:

                                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                                    ----------------------------------------------     -----------------------------
                                                                       WEIGHTED
                                                                       AVERAGE          WEIGHTED                          WEIGHTED
                                                                       REMAINING         AVERAGE                          AVERAGE
                                                     NUMBER OF        CONTRACTUAL       EXERCISE        NUMBER OF         EXERCISE
  RANGE OF EXERCISE PRICES                             SHARES            LIFE             PRICE           SHARES           PRICE
  ------------------------                          ------------     ------------     ------------     ------------     ------------
       $1.938 - $2.000 ........................            6,905             .398     $      1.991            6,155     $      1.997
       $2.500 - $2.500 ........................          200,000            3.333     $      2.500             --       $      2.500
       $3.500 - $6.125 ........................           48,000            2.152     $      5.695           28,500     $      5.570
                                                    ------------                                       ------------
       $1.938 - $6.125 ........................          254,905            3.032     $      3.088           34,655     $      4.936
                                                    ============                                       ============

      The exercise price, term and other conditions applicable to each option granted under the Plans are determined at the time of the grant of each option and may vary with each option granted. Options granted generally vest ratably over a four-year period and have a maximum term of ten years.

      The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its stock option plans. Under the 1996 Plan, deferred compensation of $237,500 was recorded for the 500,000 options granted in 1996, based on the $0.475 per share excess of the estimated fair value of the stock of $0.70 per share over the exercise price, and the deferred compensation amount was fully amortized as of December 1998. Under the 1997 Plan, deferred compensation of $69,609 was recorded for 16,875 options granted in 1998, based on the $4.125 per share excess of the market value of the stock of $6.125 per share over the exercise price of $2 per share, and is amortized over the vesting period of one year. For fiscal year 1999, amortization of $30,000 is included in selling, general and administrative expenses.

      Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant date consistent with the method prescribed by SFAS No. 123, the Company's pro forma net income (loss) and EPS would have been as follows:

                            2000        1999
                         ----------  -----------
Pro forma net income
(loss)                   $ (50,000)  $   791,000
                         ==========  ===========
Pro forma EPS:
     Basic               $    (.02)  $       .24
                         ==========  ===========
     Diluted             $    (.02)  $       .24
                         ==========  ===========

                       NEUTRAL POSTURE ERGONOMICS, INC.

      In the pro forma calculations, the weighted average fair value of options granted in fiscal 2000 and 1999 was estimated at $2.500 and $1.668 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.59% and 5.20%, no dividend yield, expected lives of five years and volatility of 60%.

7.  INCOME TAXES

      SFAS No. 109 requires the use of the liability method pursuant to which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2000, are as follows:

Current asset:
  Accrued expenses not currently deductible ....................      $  87,000
  Valuation allowances for receivables and inventories not
    currently deductible .......................................        150,000
  Inventory costs capitalized for tax purposes .................         38,000
                                                                      ---------
Total current asset ............................................        275,000
Noncurrent asset (liability):
  Research and development costs expensed for tax purposes .....      $(265,000)
  Depreciation for tax purposes ................................        196,000
                                                                      ---------
Total noncurrent liability .....................................        (69,000)
                                                                      ---------
Net deferred tax asset .........................................      $ 206,000
                                                                      =========


The Company's deferred tax assets as of June 30, 2000 are believed to be realizable. No valuation allowance has been set up at this time.

      The Company's income tax expense (benefit) consists of the following:

                                                 2000          1999
                                              ------------  -----------
      Historical current (federal and state)
        tax expense                           $    156,176  $   540,794
      Deferred tax benefit                        (173,000)     (51,000)
                                              ------------  -----------
                                              $    (16,824) $   489,794
                                              ============  ===========

      Reconciliations of income tax expense (benefit) and the expected tax computed by applying the U.S. federal income tax rate of 34% to pretax accounting income (loss) follow:

                                                          2000           1999
                                                        --------       --------
Computed tax at statutory rate ....................      (15,639)       451,532
Income-based state taxes, net of federal
  income tax benefit ..............................       10,198         30,801
Nondeductible expenses ............................        8,368          6,297
R&D credit.........................................      (35,629)       (39,243)
Other .............................................       15,878         40,407
                                                        --------       --------
   Income tax expense (benefit) ...................     $(16,824)      $489,794
                                                        ========       ========

                       NEUTRAL POSTURE ERGONOMICS, INC.

8.  CONCENTRATION OF RISKS

      The Company's revenues are derived principally from uncollateralized sales of chairs to customers. Revenues and accounts receivable from significant customers represent the following percentages of the Company's net sales and accounts receivable:

                                         2000                      1999
                                 ----------------------   ----------------------
                                            ACCOUNTS                  ACCOUNTS
                                 SALES     RECEIVABLE      SALES     RECEIVABLE
                                 -------   ------------   ---------  -----------
   General Services
     Administration               20%          23%          23%          25%
   Relax the Back                 12%          17%          14%          14%
   United Parcel Service           8%          10%           7%           5%

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

9.  COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases one showroom facility under an agreement classified as an operating lease. This agreement requires the Company to pay all executory costs (such as utilities and maintenance) incurred by the landlord. The Company also has entered into operating leases for some of its office equipment.

      Future minimum payments under all noncancelable operating lease obligations, including an estimated pro rata share of operating expenses, as of June 30, 2000, are as follows:

       YEAR ENDING
         JUNE 30:
           2001                                            $ 60,795
           2002                                              54,391
           2003                                              12,900
           2004                                              12,900
           2005                                              11,825
                                                           --------
           Total minimum lease payments                    $152,811
                                                           ========

      Rent expense for fiscal 2000 and 1999, totaled $98,516 and $110,449, respectively, which includes the Company's share of executory costs associated with its office leases.

      ROYALTIES - In March 1997, the Company acquired the patent (Note 1) from the related party for $30,000 and future royalties and now holds all rights to the patent. Royalties are based on 25% of net royalties collected by the Company from third parties for products manufactured, used or sold under license or sublicense of the patent.

      RELATED PARTY TRANSACTIONS - The Company paid Dr. Congleton, spouse of a major shareholder, approximately $32,000 to provide ergonomic consulting to or for the Company for the fiscal year ended June 30, 2000.

                       NEUTRAL POSTURE ERGONOMICS, INC.

      LEGAL PROCEEDINGS - The Company is a party to certain legal proceedings related to patents and other matters arising in the ordinary course of business. Although the Company cannot predict the outcome of such proceedings with certainty, the Company does not expect the future outcome of these proceedings, either individually or in the aggregate, to have a material adverse impact on its financial position, results of operations and cash flows.

10.  SUBSEQUENT EVENTS

      Subsequent to fiscal year-end, the Company signed an agreement with Office Furniture USA to be included in their catalog and to have products on display in over 140 stores across the U.S. The agreement allows the stores to buy products at standard discounts and payment terms; however, allows for 365-day terms on floor models purchased for each store. As such, the Company expects to carry outstanding receivables of approximately $500,000 for one year related to the stores initial purchases of floor samples.

      The Company is a party to certain legal proceedings of which one accounted for approximately $1.0 million in legal fees for fiscal year ended June 30, 2000. The Company has filed a claim with its insurance company to receive a reimbursement of legal fees. Subsequent to year-end, the Company received approximately $90,000 in reimbursement from the insurance company of these legal fees and is continuing to work with its insurance company for possible further reimbursement.


                                      *****

                                INDEX TO EXHIBITS

EXHIBIT NO.                            EXHIBIT
-----------                            -------
3.1*      - Amended and Restated Articles of Incorporation of the Company (Form
            SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 2.1)
3.2*      - Amended and Restated Bylaws of the Company (Form SB-1, October 20,
            1997, Registration No. 333-33675, Exhibit 2.2)
4.1*      - Specimen Common Stock Certificate (Form SB-1, October 20, 1997,
            Registration No. 333-33675, Exhibit 3.1)
10.1*(1)  - Employment Agreement, dated as of July 1, 1997, between the Company and Rebecca E. Boenigk (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.1)
10.2*(1)  - Employment Agreement, dated as of July 1, 1997, between the Company and David W. Campbell (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.2)
10.3*(1)  - Employment Agreement, dated as of July 1, 1997, between the Company and David W. Ebner (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.3)
10.4*(1)  - Employment Agreement, dated as of July 1, 1997, between the Company and Gregory A. Katt (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.4)
10.5*(1)  - Consulting Agreement, dated as of July 1, 1997, between the Company and Dr. Jerome Congleton (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.5)
10.6*     - Letter Agreement, dated as of December 20, 1996, between the Company and Shepherd Products, Inc. (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.6)
10.7*     - Amendment to Letter Agreement, dates as of June 17, 1997, between the Company and Shepherd Products, Inc. (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.7)
10.8*     - Agreement, dates as of February 21, 1995, between the Company and the General Services Administration (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.8)
10.9*     - Trademark License, dated as of January 12, 1997, between the Company and Relax the Back Franchising Company (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.9)
10.10*    - Promissory Note, dated as of June 30, 1996, issued by David W.
            Campbell in favor of the Company (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.10)
10.11*    - Promissory Note, dated as of  December 30, 1996,  issued by David
            W. Campbell in favor of the Company (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.11)
10.12*    - Promissory Note, dated as of June 30, 1996, issued by David W.
            Ebner in favor of the Company. (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.12)
10.13*    - Loan Agreement, dated as of December 30, 1996, between the Company and Comerica Bank-Texas (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.13)
10.14*    - Amendment to Secured Loan Agreement, dated as of August 12,1997, between the Company and Comerica Bank-Texas (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.14)
10.15*(1) - Split Dollar Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca E. Boenigk (Form SB-1, October
            20, 1997, Registration No. 333-33675, Exhibit 6.15)
10.16*(1) - Life Insurance Agreement, dated as of February 20, 1997, between the Company and David W. Campbell (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.16)
10.17*(1) - Split Dollar Insurance Agreement, dated as of June 26, 1995, between the Company and Jaye E. Congleton (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.17)
10.18*(1) - Split Dollar Insurance Agreement, dated as of January 21, 1997, between the Company and David W. Ebner (Form SB-1, October 20,
            1997, Registration No. 333-33675, Exhibit 6.18)
10.19*(1) - Key Man Insurance Agreement, dated as of April 28, 1997, between the Company and Rebecca Boenigk (Form SB-1, October 20, 1997, Registration No. 333-33675, 6.19)
10.20*(1) - Key Man Insurance Agreement, dated as of February 20, 1997, between the Company and David W. Campbell (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.20)
10.21*(1) - Key Man Insurance Agreement, dated as of March 3, 1997, between the Company and Dr. Jerome J. Congleton (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.21)

EXHIBIT NO.                            EXHIBIT
-----------                            -------
10.22*(1) - Neutral Posture Ergonomics, Inc. Amended and Restated 1996
            Nonqualified Stock Option Plan, dated as of October 9, 1997 (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.22)
10.23*(1) - Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan,
            dated as of September 22, 1997 (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.23)
10.24*    - Form of Warrant Agreement, dated as of October 24, 1997 between the Company and the Underwriter (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.24)
10.25*    - Agreement, dated as of March 5, 1997, between the Company and
            Jerome J. Congleton  (Form SB-1, October 20, 1997, Registration
            No. 333-33675, Exhibit 6.25)
10.26*    - Royalty Agreement, dated as of July 1, 1997, between the Company and Jerome J. Congleton (Form SB-1, October 20, 1997,
            Registration No. 333-33675, Exhibit 6.26)
10.27*    - Assignment, dated as of August 27, 1997, executed by the Company
            (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.27)
10.28*    - Assignment, dated as of September 15, 1997, between the Company and Texas A&M University System (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.28)
10.29*    - Assignment, dated as of August 27, 1997, executed by Jerome J.
            Congleton (Form SB-1, October 20, 1997, Registration No.
            333-33675, Exhibit 6.29)
10.30*    - Loan Agreement, dated as of April 30, 1996 between the Company and
            Commerce National Bank (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.30)
10.31*    - Loan Agreement, dated as of April 30, 1996, between the Company and Commerce National Bank (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.31)
10.32*    - First Amendment to Loan Agreement, dated as of October 10, 1997, between the Company and Compass Bank (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.32)
10.33*    - Second Amendment to Loan Agreement, dated as of October 14, 1997, between the Company and Comerica Bank-Texas (Form SB-1, October 20, 1997, Registration No. 333-33675, Exhibit 6.33)
10.34*    - Third Amendment to Loan Agreement, dated as of October 14, 1997 between the Company and Comerica Bank-Texas (Form 10-KSB, June 30, 1998, Exhibit 10.34)
10.35*    - Bill of Sale and Release Agreement, dated as of May 17, 1999, between the Company and David W. Campbell.
10.36(1)  - Employment Agreement, dated as of March 1, 2000, between the Company and Jaye E. Congleton
10.37(1)  - Employment Agreement, dated as of March 1, 2000, between the Company and Mark E. Benden
10.38(1)  - Employment Agreement, dated as of March 1, 2000, between the Company and Thomas G. Peterson
10.39     - Commercial Loan Agreement, dated as of August 21, 2000, between the
            Company and Compass Bank
23.1      - Consent of Deloitte & Touche LLP
27.1      - Financial Data Schedule
--------
     *      Incorporated herein by reference
    (1) This exhibit is a management contract or compensatory plan or agreement.