Form 10QSB
period 2000-09-30
NEUTRAL POSTURE ERGONOMICS INC
filed 2000-11-13
CIK 1042488

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                       COMMISSION FILE NUMBER 000-23207

                       NEUTRAL POSTURE ERGONOMICS, INC.
      (Exact name of small business issuer as specified in its charter)


                       TEXAS                       74-2563656
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification No.)

                3904 N. TEXAS AVENUE
                 BRYAN, TEXAS 77803              (979) 778-0502
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

      ON NOVEMBER 1, 2000, THERE WERE 3,271,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                             YES [ ]  NO [X]

                       NEUTRAL POSTURE ERGONOMICS, INC.
                       Quarterly Report on Form 10-QSB
                   for the Quarter Ended September 30, 2000

                                 (Unaudited)

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I. FINANCIAL INFORMATION

    Item 1. Condensed Financial Statements

      Condensed Balance Sheets as of September 30, 2000 and June 30, 2000 ..........................        1

      Condensed Statements of Income for the Three Months Ended September 30, 2000 and 1999 ........        2

      Condensed Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999 ..          3

      Notes to Condensed Financial Statements ......................................................        4

    Item 2.  Management's Discussion and Analysis or Plan of Operation .............................        6

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings ......................................................................        9

    Item 4. Submission of Matters to a Vote of Security Holders.....................................       10

    Item 5. Other Information ......................................................................       10

    Item 6. Exhibits and Reports on Form 8-K .......................................................       11

SIGNATURES .........................................................................................       12

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                             SEPTEMBER 30,      JUNE 30,
                                                                                 2000             2000
                                                                             -------------    ------------
                                                                              (Unaudited)
Current Assets:
        Cash and cash equivalents ........................................   $   2,969,002    $  3,138,536
        Accounts receivable - net ........................................       2,844,846       2,703,978
        Notes receivable - shareholders ..................................          14,725          14,725
        Inventories ......................................................       1,324,703       1,288,782
        Deferred income tax benefits .....................................         275,000         275,000
        Prepaid expenses and other .......................................         189,552         165,286
        Income tax receivable ............................................          65,401         133,144
                                                                             -------------    ------------
             Total current assets ........................................       7,683,229       7,719,451
Property and Equipment - net .............................................       2,266,457       2,267,244
Intangibles - net ........................................................         152,261         167,167
Deposits and Other .......................................................         225,582         222,592
                                                                             -------------    ------------
             Total .......................................................   $  10,327,529    $ 10,376,454
                                                                             =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt ................................   $      35,550    $     35,550
        Accounts payable .................................................       1,405,198       1,503,853
        Accrued liabilities ..............................................         400,443         435,149
                                                                             -------------    ------------
             Total current liabilities ...................................       1,841,191       1,974,552
Long-Term Debt - Less current portion ....................................         492,660         501,188
Deferred Income Tax Liability ............................................          69,000          69,000
Commitments and Contingencies
Shareholders' Equity:
        Preferred stock: $.01 par value, 1,000,000 shares authorized;
             no shares issued ............................................            --              --
        Common stock: $.01 par value, 14,000,000 shares authorized;
             3,308,800 shares issued; 3,271,800 shares outstanding .......          33,088          33,088
        Common stock warrants ............................................          75,000          75,000
        Additional paid-in capital .......................................       5,671,138       5,671,138
        Retained earnings ................................................       2,241,577       2,148,613
        Accounts and notes receivable - shareholders .....................         (17,500)        (17,500)
        Treasury stock - at cost, 37,000 shares ..........................         (78,625)        (78,625)
                                                                             -------------    ------------
             Total shareholders' equity ..................................       7,924,678       7,831,714
                                                                             -------------    ------------
             Total .......................................................   $  10,327,529    $ 10,376,454
                                                                             =============    ============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      FOR THE THREE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

Net Sales ....................................    $  4,627,753     $  4,384,020
Cost of Sales ................................       2,873,375        2,704,026
                                                  ------------     ------------
Gross Profit .................................       1,754,378        1,679,994
Operating Expenses:
      Selling ................................         815,945          589,508
      General and administrative .............         807,734          665,341
                                                  ------------     ------------
            Total ............................       1,623,679        1,254,849
                                                  ------------     ------------
Operating Income .............................         130,699          425,145
Other Income (Expense):
      Interest expense .......................         (11,099)         (14,016)
      Interest income ........................          41,143           37,996
      Other ..................................            --               (467)
                                                  ------------     ------------
            Total ............................          30,044           23,513
                                                  ------------     ------------
Income Before Income Taxes ...................         160,743          448,658
Income Tax Expense ...........................          67,779          162,302
                                                  ------------     ------------
Net Income ...................................    $     92,964     $    286,356
                                                  ============     ============
Earnings Per Share:
      Basic ..................................    $       0.03     $       0.09
                                                  ============     ============
      Diluted ................................    $       0.03     $       0.09
                                                  ============     ============
Weighted Average Common Shares
    Outstanding:
      Basic ..................................       3,271,800        3,308,800
                                                  ============     ============
      Diluted ................................       3,271,800        3,313,339
                                                  ============     ============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          FOR THE THREE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
Operating Activities:
     Net income ....................................................   $     92,964    $    286,356
     Noncash items in net income:
        Depreciation and amortization ..............................        148,121         132,041
     Changes in operating working capital:
        Accounts receivable ........................................       (140,868)       (199,643)
        Notes receivable ...........................................           --             9,754
        Inventories ................................................        (35,921)         79,218
        Prepaid expenses and other .................................        (24,266)        (72,209)
        Income taxes receivable/payable ............................         67,743         162,302
        Accounts payable ...........................................        (98,655)       (306,370)
        Accrued liabilities ........................................        (34,706)        (44,624)
        Deposits and other .........................................         (4,501)           --
                                                                       ------------    ------------
            Net cash provided by (used for) operating activities ...        (30,089)         46,825

Investing Activities:
     Additions to property and equipment ...........................       (130,917)        (63,680)
                                                                       ------------    ------------
            Net cash used for investing activities .................       (130,917)        (63,680)
                                                                       ------------    ------------
Financing Activities:
     Payments of debt ..............................................         (8,528)        (33,057)
                                                                       ------------    ------------
            Net cash used for financing activities .................         (8,528)        (33,057)
                                                                       ------------    ------------
Decrease in Cash and Cash Equivalents ..............................       (169,534)        (49,912)

Cash and Cash Equivalents:
     Beginning of period ...........................................      3,138,536       3,316,257
                                                                       ------------    ------------
     End of period .................................................   $  2,969,002    $  3,266,345
                                                                       ============    ============

                  See notes to condensed financial statements.

                       NEUTRAL POSTURE ERGONOMICS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

      The condensed interim financial statements included herein have been prepared by Neutral Posture Ergonomics, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial statements reflect adjustments of a normal recurring nature that are, in the opinion of management, necessary to present fairly such information. Although the Company believes that the disclosures are adequate to make the interim information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Commission for the fiscal year ended June 30, 2000. Quarterly operating results may vary significantly and are not necessarily indicative of the results for the full year or any future period. Certain amounts in prior year financial statements have been reclassified to conform with current classifications.

2.    INVENTORIES

      Inventories consist primarily of raw materials and are stated at the lower of cost (on the first-in, first-out method) or market.

3.    ACCOUNTS RECEIVABLE ALLOWANCE

            Recent developments at Relax the Back Corporation ("RTB"), one of the Company's largest customers, have led the Company to believe the collectibility of the accounts receivable balance is unlikely as it relates to RTB's corporate stores, which generate approximately 40% of RTB sales. RTB also has franchised stores that generate the remaining 60% of RTB sales, which are currently not affected. In response to this knowledge, the Company increased its estimate of the allowance for doubtful accounts by $235,913 related to RTB's corporate stores' accounts receivable balance at June 30, 2000 in its fiscal year June 30, 2000 financial statements. The Company shipped an additional $100,000 worth of product to the RTB corporate stores during the first quarter of fiscal 2001 prior to learning of these recent developments, and, as such, the Company increased its allowance by this same amount. On November 9, 2000, the Company was informed that RTB had filed for protection under Chapter 11 of the federal Bankruptcy Code.

4.    SUBSEQUENT EVENTS

      MANAGEMENT INTENT TO REPURCHASE SHARES - On October 27, 2000, the Company announced that a management-led group, including Rebecca Boenigk, Jaye Congleton and other members of the executive management team of the Company, had proposed to acquire all of the outstanding shares of Neutral Posture Ergonomics, Inc. common stock not already owned by the management group for a cash price of $1.72 per share of common stock. The proposed acquisition would be accomplished through a merger of the Company into a new corporation that would be owned by the management-led group. The management-led group currently owns approximately 62% of the Company's outstanding shares of common stock.

      The Board of Directors of the Company has established a special committee consisting of three independent directors to consider the proposal. The management-led group's proposal is subject to the approval of the special committee of the Board of Directors and the shareholders of the Company, the negotiation and execution of a definitive Merger Agreement and the satisfaction of the conditions to be set forth in the Merger Agreement. The management-led group has reserved its right to amend or withdraw its proposal at any time in its sole discretion.

      N-HANCEMENTS - In early October 2000, one of the Company's major suppliers of keyboard arm mechanisms notified the Company, and reportedly all other ergonomic distributor customers, that they will no longer sell certain arm mechanisms and related components but instead will be selling directly to dealers and end users. The Company has secured a fixed number of these mechanisms in the Company's inventory; however, there could be a delay in ordering and receiving replacement mechanisms from other sources as the demand on alternative vendors will increase significantly.

      LITIGATION - On November 8, 2000 the Company was served with a lawsuit filed on October 19, 2000, in the County Court of Dallas County in Dallas, Texas against Neutral Posture Ergonomics, Inc., Rebecca Boenigk, Jaye Congleton, David Campbell and Huberman Financial, Inc. In general, the lawsuit alleges violation of the Texas Securities Act, fraud in stock transactions under Texas law, common law fraud and deceit, and negligent misrepresentations. The suit is a securities class action lawsuit filed on behalf of all persons who purchased, held or sold the stock of the Company between October 20, 1997 and October 20, 2000. The Company intends to contest vigorously the claims made against it in the suit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the financial statements, notes to the financial statements, and "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed with the Commission.

      GENERAL. The Company generates revenue through sales of its products to corporate customers, distributors and retailers through a sales force made up of company-employed territory marketing managers and independent sales representatives, who generally are paid a commission for each unit sold. The sales force usually channels sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail price and then resell the products to the ultimate customers. These dealers typically provide end-users a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.

                                                   THREE MONTHS
                                                 ENDED SEPTEMBER 30,
                                              ------------------------
                                                 2000          1999
                                              ----------    ----------
             Net sales ....................        100.0%        100.0%
             Cost of sales ................         62.1          61.7
                                              ----------    ----------
             Gross profit .................         37.9          38.3
             Selling, general and
             administrative expenses ......         35.1          28.6
                                              ----------    ----------
             Operating income .............          2.8%          9.7%
                                              ==========    ==========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      NET SALES. Net sales for the three month period ended September 30, 2000 increased approximately $244,000 or 5.6% to $4.6 million as compared to $4.4 million for the three month period ended September 30, 1999. Sales for the Neutral Posture(R) chair line increased approximately $115,000 or 3.4% for the three month period ended September 30, 2000 while Harvard chair line sales remained relatively flat compared to similar 1999 period amounts. Sales of N-hancements, the Company's new accessory line, were approximately $123,000 for the period ended September 30, 2000.

      GROSS PROFIT. Gross profit for the three month period ended September 30, 2000 of approximately $1.8 million increased slightly from gross profit of $1.7 million for the same period in 1999. The gross profit as a percent of net sales for the three month period ended September 30, 2000 decreased slightly to 37.9% as compared to the prior year of 38.3%. The decrease in the gross profit margin percentage was primarily due to increased freight costs as the Company commenced a freight-included program at certain standard discount levels that became effective at the beginning of fiscal year 2001. Slight increases in labor and research and development costs also contributed to the decrease. The decrease in gross profit margin was partially offset by improved material costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") costs were $1.6 million for the three month period ended September 30, 2000, increasing approximately $369,000 or 29%, from $1.3 million for the three month period ended September 30, 1999. The increase over the comparable period last year is primarily the result of hiring two additional regional sales directors late in fiscal 2000 and six territory marketing managers. The Company also recorded an additional write-off for bad debt of approximately $100,000 related to the Relax the Back corporate-owned stores. These increases in SG&A expenses were partially offset by a reimbursement of legal fees from the Company's insurance carrier in the amount of approximately $90,000. Subsequent to the three month period ended September 30, 2000, the Company received an additional reimbursement of legal fees from its insurance carrier in the amount of

$100,000. The Company continues to seek possible further reimbursement of legal fees incurred related to the ongoing Ergobilt/Bodybilt arbitration from its insurance carrier.

      OPERATING INCOME. Based on the foregoing, operating income for the three month period ended September 30, 2000 was $130,699, decreasing $294,446 from the three month period ended September 30, 1999, primarily due to increased selling, general and administrative expenses as discussed above.

      OTHER INCOME (EXPENSE). Other income (expense) increased by $6,531 for the three month period ended September 30, 2000 as compared to the same 1999 period primarily due to higher interest income resulting from higher interest rates.

      EARNINGS PER SHARE (EPS). The EPS amounts of $0.03 (basic and diluted) for the three month period ended September 30, 2000 and $0.09 (basic and diluted) for the three month period ended September 30, 1999 are based on the weighted average shares outstanding for basic EPS. Diluted EPS also includes the dilutive effect of common stock options outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of capital are net cash provided by operating activities and its unused capacity under the Revolving Credit Facility (defined below). The Company's primary capital requirements are to fund component parts inventory, receivables, fixed assets, legal fees, research and development activities and product improvements.

      Cash used for operating activities totaled $30,089 for the three month period ended September 30, 2000, as compared to cash provided by operating activities of $46,825 for the three month period ended September 30, 1999. The use of cash for the period ended September 30, 2000 was a result of lower net income, an increase in accounts receivable and inventory and a decrease in accounts payable.

      Cash used for investing activities totaled $130,917 and $63,680 for the three month periods ended September 30, 2000 and 1999, respectively. The cash used for investing activities in the three month period ended September 30, 2000 was comprised primarily of capital expenditures for two Company vehicles, a booth for trade shows and computers and machinery used in the production process. The cash used for investing activities in the prior period was comprised primarily of capital expenditures for computers, machinery, equipment and molds used in the production process.

      Financing activities used funds totaling $8,528 for the three month period ended September 30, 2000, due to the reduction of long term debt. For the three month period ended September 30, 1999, financing activities used funds totaling $33,057 for the reduction of long-term debt and payoff of a Company vehicle note.

      The Company currently maintains a $2.5 million revolving credit facility ("Revolving Credit Facility") with Compass Bank that expires September 30, 2001. Borrowings under this facility are subject to borrowing base requirements and are secured by substantially all of the assets of the Company. At the option of the Company, borrowings bear interest at the prime rate plus .25% or the LIBOR rate plus 1.75%. Interest is payable at maturity of the borrowing in the case of Eurodollar loans and monthly in the case of prime rate loans. At September 30, 2000, no amount was outstanding under the Revolving Credit Facility.

      At September 30, 2000, the Company had two loans outstanding in the amounts of approximately $123,000 and $405,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      On August 25, 2000, the Company signed an agreement with Office Furniture USA to be included in their catalog and to have its products on display in over 140 stores across the United States. The agreement allows the stores to buy products at standard discounts and payment terms; however, allows for 365-day payment terms on floor models purchased for each store. As such, the Company expects to carry outstanding receivables of approximately $500,000 for one year related to initial purchases of floor samples. As of September 30, 2000, approximately $4,000 has been purchased as samples subject to the 365-day terms.

      The Company sells its products both to stores owned and franchised by RTB (See Note 3). RTB stores, both corporate and franchised, constitute collectively one of the Company's largest customers. Recent developments at RTB led the Company to believe the collectibility of such accounts receivable balance is unlikely as it relates to RTB's corporate stores, which generate approximately 40% of RTB sales. In response to this knowledge, the Company increased its estimate of the allowance for doubtful accounts by $235,913 related to RTB's corporate stores' accounts receivable balance at June 30, 2000 in its fiscal year June 30, 2000 financial statements. The Company shipped an additional $100,000 worth of product to RTB corporate stores during the first quarter of fiscal 2001 prior to learning of these recent developments, and, as such, the Company increased its allowance by this same amount. On November 9, 2000, the Company was informed that RTB had filed for protection under Chapter 11 of the federal Bankruptcy Code.

      The Company believes that cash flow from operations, together with its unused capacity under the Revolving Credit Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 2001. However, because the Company's future operating results will depend on a number of factors there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date. See "Cautionary Statement" below.

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

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources" contain forward-looking statements. There are certain important factors which could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers and suppliers, customer acceptance of existing and new products, collectibility of accounts receivable from customers, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, validity of patents, results of arbitration and litigation, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Other than routine litigation matters, the Company is currently involved in three lawsuits and an arbitration proceeding. The arbitration proceeding involves the Company's United States Patent No. 4,552,404 (the "Patent") which covers the design of virtually all models in the Neutral Posture(R) chair line and related business and intellectual property issues.

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

      The first portion of the arbitration hearing was completed in April 2000 when the Company put on its case. The arbitration is currently scheduled to resume in mid-November 2000 at which time Bodybilt/Ergobilt is scheduled to put on their case. The parties will then have approximately 45 days to file post-hearing briefs. The arbitrator could issue a ruling at any time thereafter and subsequent enforcement proceedings may occur. Bodybilt/Ergobilt is seeking a return of the Patent, attorney's fees and other unspecified damages. The Company is seeking significant damages including legal fees.

      Regardless of the outcome of the arbitration, the Company will continue to pay all defense costs of Dr. Congleton associated with the arbitration.

      HAKALA LITIGATION - On February 14, 2000, Rebecca Boenigk, Chairman and Chief Executive Officer of the Company and the Company filed suit against Scott
D. Hakala in the 95th Judicial District Court of Dallas County, Texas, alleging the defendant committed libel and published written communications on the internet that contained false, misleading, defamatory and disparaging statements about the plaintiffs. The suit seeks unspecified monetary damages.

      AQUILINO LITIGATION - On July 13, 2000, the Company and Jerome Congleton filed suit against Nicholas J. Aquilino and the law firm of Aquilino & Welsh in the 361st Judicial District Court of Brazos County, Texas, alleging the defendants breached their fiduciary duty to plaintiffs. The plaintiffs allege that the defendants were negligent in exercising the usual and customary standard of care in the performance and rendering of professional services to the Company and Jerome Congleton in connection with legal matters involving the Patent. The Company and Jerome Congleton are seeking damages in excess of $1.5 million. On August 15, 2000, the case was moved to the United States District Court for the Southern District of Texas, Houston Division.

      CLASS ACTION LITIGATION - On November 8, 2000 the Company was served with a lawsuit filed on October 19, 2000, in the County Court of Dallas County in Dallas, Texas against Neutral Posture Ergonomics, Inc., Rebecca Boenigk, Jaye Congleton, David Campbell and Huberman Financial, Inc. In general, the lawsuit alleges violation of the Texas Securities Act, fraud in stock transactions under Texas law, common law fraud and deceit, and negligent misrepresentations. The suit is a securities class action lawsuit filed on behalf of all persons who purchased, held or sold the stock of the Company between October 20, 1997 and October 20, 2000. The Company intends to contest vigorously the claims made against it in the suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on November 10, 2000, the shareholders approved the election of Rebecca E. Boenigk and Susan Phillips Bari as Class III Directors of the Company until the 2003 Annual Meeting of Shareholders or until their successors shall be elected and qualified. Rebecca
E. Boenigk received 3,259,850 votes for, zero votes against, zero votes withheld and 23,359 Abstentions and Broker Non-Votes. Susan Phillips Bari received 3,260,650 votes for, zero votes against, zero votes withheld, and 22,559 Abstentions and Broker Non-Votes.

      The term of office of each of the following directors continued after the meeting: Jaye Congleton, Maryla Fitch, Thomas Peterson, Cynthia Pladziewicz, and John Samuel.

      The shareholders also approved an increase in the number of shares available to be issued under the Neutral Posture Ergonomics, Inc. 1997 Omnibus Securities Plan with 2,252,624 affirmative votes, 61,754 negative votes and 900 abstentions by the holders of the Company's common stock.

      In addition, the shareholders approved the proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountant for the fiscal year ending June 30, 2001. The proposal received 3,270,814 affirmative votes, 12,345 negative votes, and 50 abstentions by the holders of the Company's common stock.

ITEM 5.  OTHER INFORMATION

      On October 27, 2000, the Company announced that a management-led group, including Rebecca Boenigk, Jaye Congleton and other members of the executive management team of the Company, had proposed to acquire all of the outstanding shares of Neutral Posture Ergonomics, Inc. common stock not already owned by the management group for a cash price of $1.72 per share of common stock. The proposed acquisition would be accomplished through a merger of the Company into a new corporation that would be owned by the management-led group. The management-led group currently owns approximately 62% of the Company's outstanding shares of common stock.

      The Board of Directors of the Company has established a special committee consisting of three independent directors to consider the proposal. The management-led group's proposal is subject to the approval of the special committee of the Board of Directors and the shareholders of the Company, the negotiation and execution of a definitive Merger Agreement and the satisfaction of the conditions to be set forth in the Merger Agreement. The management-led group has reserved its right to amend or withdraw its proposal at any time in its sole discretion.

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


                                        NEUTRAL POSTURE ERGONOMICS, INC.




Date: November 13, 2000                 By: /s/ REBECCA E. BOENIGK
                                                Rebecca E. Boenigk
                                                Chairman of the Board
                                                and Chief Executive Officer
                                                (Principal Executive Officer)


Date: November 13, 2000                 By: /s/ GREGORY A. KATT
                                                Gregory A. Katt
                                                Vice President, Chief Financial
                                                Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)