Form 10QSB
period 2000-12-31
NEUTRAL POSTURE ERGONOMICS INC
filed 2001-02-14
CIK 1042488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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

      ON JANUARY 15, 2001, THERE WERE 3,271,800 SHARES OF COMMON STOCK OUTSTANDING, PAR VALUE $0.01 PER SHARE.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                               YES [ ]     NO [X]

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         Quarterly Report on Form 10-QSB
                     for the Quarter Ended December 31, 2000

                                   (Unaudited)

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements

      Condensed Balance Sheets as of December 31, 2000 and June 30, 2000 .................................      1

      Condensed Statements of Income for the Three and Six Months Ended December 31, 2000 and 1999 .......      2

      Condensed Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999 .............      3

      Notes to Condensed Financial Statements ............................................................      4

    Item 2.  Management's Discussion and Analysis or Plan of Operation ...................................      6


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ...........................................................................     10

    Item 6.  Exhibits and Reports on Form 8-K ............................................................     11


SIGNATURES ...............................................................................................     12

                        NEUTRAL POSTURE ERGONOMICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                          DECEMBER 31,        JUNE 30,
                                                                              2000              2000
                                                                         ---------------   ----------------
                                                                           (Unaudited)
Current Assets:
       Cash and cash equivalents .......................................   $   2,779,186    $   3,138,536
       Accounts receivable - net .......................................       3,327,636        2,703,978
       Notes receivable - shareholders .................................          14,725           14,725
       Inventories .....................................................       1,596,719        1,288,782
       Deferred income tax benefits ....................................         275,000          275,000
       Prepaid expenses and other ......................................         275,732          165,286
       Income tax receivable ...........................................          51,628          133,144
                                                                           -------------    -------------
            Total current assets .......................................       8,320,626        7,719,451
Property and Equipment - net ...........................................       2,300,448        2,267,244
Intangibles - net ......................................................         137,355          167,167
Deposits and Other .....................................................         237,241          222,592
                                                                           -------------    -------------
            Total ......................................................   $  10,995,670    $  10,376,454
                                                                           =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt ...............................   $      38,025    $      35,550
       Accounts payable ................................................       1,896,222        1,503,853
       Accrued liabilities .............................................         553,313          435,149
                                                                           -------------    -------------
                             Total current liabilities .................       2,487,560        1,974,552
Long-Term Debt - Less current portion ..................................         511,474          501,188
Deferred Income Tax Liability ..........................................          69,000           69,000
Commitments and Contingencies
Shareholders' Equity:
       Preferred stock: $.01 par value, 1,000,000 shares authorized;
            no shares issued ...........................................            --               --
       Common stock: $.01 par value, 14,000,000 shares authorized;
            3,308,800 shares issued; 3,271,800 shares outstanding ......          33,088           33,088
       Common stock warrants ...........................................          75,000           75,000
       Additional paid-in capital ......................................       5,671,138        5,671,138
       Retained earnings ...............................................       2,244,535        2,148,613
       Accounts and notes receivable - shareholders ....................         (17,500)         (17,500)
       Treasury stock - at cost, 37,000 shares .........................         (78,625)         (78,625)
                                                                           -------------    -------------
            Total shareholders' equity .................................       7,927,636        7,831,714
                                                                           -------------    -------------
            Total ......................................................   $  10,995,670    $  10,376,454
                                                                           =============    =============

                  See notes to condensed financial statements.

                        NEUTRAL POSTURE ERGONOMICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Net Sales ..............................   $  5,107,329    $  4,571,491    $  9,735,082    $  8,955,511
Cost of Sales ..........................      3,330,754       2,819,667       6,204,129       5,523,693
                                           ------------    ------------    ------------    ------------
Gross Profit ...........................      1,776,575       1,751,824       3,530,953       3,431,818
Operating Expenses:
        Selling ........................        881,244         602,519       1,697,189       1,192,026
        General and administrative .....        912,740         930,430       1,720,474       1,595,772
                                           ------------    ------------    ------------    ------------
             Total .....................      1,793,984       1,532,949       3,417,663       2,787,798
                                           ------------    ------------    ------------    ------------
Operating Income (Loss) ................        (17,409)        218,875         113,290         644,020
Other Income (Expense):
        Interest expense ...............        (10,906)        (11,515)        (22,004)        (25,531)
        Interest income ................         39,762          41,718          80,904          79,714
        Other ..........................          5,284              (1)          5,284            (468)
                                           ------------    ------------    ------------    ------------
             Total .....................         34,140          30,202          64,184          53,715
                                           ------------    ------------    ------------    ------------
Income Before Income Taxes .............         16,731         249,077         177,474         697,735
Income Tax Expense .....................         13,773          92,158          81,552         254,460
                                           ------------    ------------    ------------    ------------
Net Income .............................   $      2,958    $    156,919    $     95,922    $    443,275
                                           ============    ============    ============    ============
Earnings Per Share:
        Basic ..........................   $       0.00    $       0.05    $       0.03    $       0.14
                                           ============    ============    ============    ============
        Diluted ........................   $       0.00    $       0.05    $       0.03    $       0.14
                                           ============    ============    ============    ============
Weighted Average Common Shares
     Outstanding:
        Basic ..........................      3,271,800       3,171,800       3,271,800       3,171,800
                                           ============    ============    ============    ============
        Diluted ........................      3,271,800       3,171,800       3,271,800       3,171,800
                                           ============    ============    ============    ============

                  See notes to condensed financial statements.

                         NEUTRAL POSTURE ERGONOMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              FOR THE SIX MONTHS
                                                                               ENDED DECEMBER 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
Operating Activities:
     Net income ......................................................   $     95,922    $    443,275
     Noncash items in net income:
        Depreciation and amortization ................................        301,994         227,368
     Changes in operating working capital:
        Accounts receivable ..........................................       (623,658)       (399,819)
        Inventories ..................................................       (307,937)       (127,244)
        Prepaid expenses and other ...................................       (110,446)         (1,851)
        Income taxes receivable/payable ..............................         81,516         154,460
        Accounts payable .............................................        392,369        (143,896)
        Accrued liabilities ..........................................        118,164         (57,873)
        Deposits and other ...........................................        (17,669)        (18,856)
                                                                         ------------    ------------
            Net cash provided by (used for) operating activities .....        (69,745)         75,564
                                                                         ------------    ------------
Investing Activities:
     Additions to property and equipment .............................       (302,366)       (121,788)
                                                                         ------------    ------------
            Net cash used for investing activities ...................       (302,366)       (121,788)
                                                                         ------------    ------------
Financing Activities:
     Issuance of debt ................................................         30,000            --
     Payments of debt ................................................        (17,239)        (41,137)
                                                                         ------------    ------------
            Net cash provided by (used for) financing activities .....         12,761         (41,137)
                                                                         ------------    ------------
Decrease in Cash and Cash Equivalents ................................       (359,350)        (87,361)

Cash and Cash Equivalents:
     Beginning of period .............................................      3,138,536       3,316,257
                                                                         ------------    ------------
     End of period ...................................................   $  2,779,186    $  3,228,896
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

3.    ACCOUNTS RECEIVABLE ALLOWANCE

      Recent developments at Relax the Back Corporation ("RTB"), one of the Company's largest customers, have led the Company to believe the collectibility of the accounts receivable balance is unlikely as it relates to RTB's corporate stores, which generate approximately 40% of RTB sales. RTB also has franchised stores that generate the remaining 60% of RTB sales, which are currently not affected. In response to this knowledge, the Company increased its estimate of the allowance for doubtful accounts by $235,913 related to RTB's corporate stores' accounts receivable balance at June 30, 2000 in its fiscal year June 30, 2000 financial statements. The Company shipped an additional $100,000 worth of product to the RTB corporate stores during the first quarter of fiscal 2001 prior to learning of these recent developments, and, as such, the Company increased its allowance by this same amount. All subsequent shipments of products to RTB corporate stores have been made on a cash basis. On November 9, 2000, the Company was informed that RTB had filed for protection under Chapter 11 of the federal Bankruptcy Code.

4.    MANAGEMENT INTENT TO REPURCHASE SHARES

      On October 27, 2000, the Company announced that a management-led group, including Rebecca Boenigk, Jaye Congleton, and other members of the executive management team of the Company, had proposed to acquire all of the outstanding shares of Neutral Posture Ergonomics, Inc. common stock not already owned by the management group for a cash price of $1.72 per share of common stock. The proposed acquisition would be accomplished through a merger of the Company into a new corporation that would be owned by the management-led group. The management-led group currently owns approximately 62% of the Company's outstanding shares of common stock.

      The Board of Directors of the Company established a special committee consisting of three independent directors to consider the proposal, and the special committee engaged legal and financial advisors to assist in negotiating an agreement. On January 15, 2001, the special committee voted to recommend that the Board of Directors of the Company approve a merger that would result in the public shareholders of the Company receiving $2.27 per share, increased from the original offer of $1.72 per share. The merger was approved by the full Board of Directors subject to negotiation by the special committee of a definitive merger agreement with the management group.

      On January 30, 2001, the Company executed a definitive merger agreement. Under the terms of the merger agreement, which has been approved by the special committee and the Board of Directors, the cash consideration to be paid for shares of common stock not already owned by the management group will be $2.27 per share. The shares belonging to members of the management group will be exchanged on a one-for-one basis for shares of the new company's stock. The closing of the merger agreement is conditioned upon (i) the adoption of the merger agreement and approval of the merger by two-thirds of the holders of outstanding common stock of the Company, (ii) the satisfactory performance by the parties to the merger of all covenants under the merger agreement, which is waivable by the other party, and (iii) the absence of any legal prohibition to the merger. Additionally, the management group, at its option, may terminate the merger agreement in the event that holders of more than 1% of the outstanding shares of common stock dissent. If the merger is completed, the Company will be delisted from the Nasdaq SmallCap Market and deregistered under the Securities Exchange Act of 1934, as amended. After such time, information on the financial status of the Company would no longer be publicly available.

5.    N-HANCEMENTS

      In early October 2000, one of the Company's major suppliers of keyboard arm mechanisms notified the Company, and reportedly all other ergonomic distributor customers, that they will no longer sell certain arm mechanisms and related components but instead will be selling directly to dealers and end users. The Company has secured a fixed number of these mechanisms in the Company's inventory; however, there could be a delay in ordering and receiving replacement mechanisms from other sources, as the demand on alternative vendors will increase significantly. Since that time, the Company has also secured arm mechanisms from another third party supplier.

      In addition, this strategy of selling direct to dealers and end users has created downward pricing pressures in the market. This may result in other suppliers of arm mechanisms to not be able to supply these arm components to the Company and others at price levels favorable to our margin targets.

6.    SUBSEQUENT EVENTS

      PLANT FIRE - On January 30, 2001, the Company experienced a fire in its production facility in Bryan, Texas. Although the fire was small and contained, the smoke damaged a majority of the foam and all of the upholstery material. Production operations were suspended for three days as the Company replaced the inventory destroyed in the fire and incurred clean-up expenses. Notwithstanding the three-day suspension of operations, production was resumed with minimal delays. The Company maintains insurance coverage on the building and its contents and does not expect the fire to have a material impact on its earnings. The deductible on this policy is $1,000.

      LEGAL FEE REIMBURSEMENT - As of December 31, 2000, the Company had received approximately $380,000 from its insurance carrier for reimbursement of legal fees related to the Ergobilt/Bodybilt arbitration. Subsequent to December 31, 2000, the Company received a reimbursement totaling approximately $130,000 and a letter stating that the insurance carrier anticipates additional payments of approximately $300,000 in reimbursement of legal fees. This would bring the total reimbursement of legal fees related to the Ergobilt/Bodybilt arbitration to approximately $800,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following should be read in conjunction with the financial statements, notes to the financial statements, and "Management's Discussion and Analysis or Plan of Operation" contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed with the Commission.

      GENERAL. The Company generates revenue through sales of its products to corporate customers, distributors and retailers through a sales force made up of company-employed territory marketing managers and independent sales representatives, who generally are paid a commission for each unit sold. The sales force usually channels sales through dealers located throughout the United States and Puerto Rico who acquire the products from the Company at a discount from suggested retail price and then resell the products to the ultimate consumers. These dealers typically provide consumers a range of "value-added" services that may include installation, delivery, site planning and warranty repairs.

      RESULTS OF OPERATIONS. The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of income for the periods indicated.

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       DECEMBER 31,            DECEMBER 31,
                                  ---------------------    --------------------
                                    2000         1999        2000        1999
                                  --------     --------    --------    --------
Net sales .....................      100.0%       100.0%      100.0%      100.0%
Cost of sales .................       65.2         61.7        63.7        61.7
                                  --------     --------    --------    --------
Gross profit ..................       34.8         38.3        36.3        38.3
Selling, general and
 administrative expenses ......       35.1         33.5        35.1        31.1
                                  --------     --------    --------    --------
Operating income (loss) .......       (0.3)%        4.8%        1.2%        7.2%
                                  ========     ========    ========    ========

      THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1999

      NET SALES. Net sales for the three and six month periods ended December 31, 2000 totaled approximately $5.1 million and $9.7 million, respectively, representing an increase of approximately 12% and 9%, respectively, as compared to the three and six month periods ended December 31, 1999. For the six month period ended December 31, 2000, sales volumes for the Neutral Posture(R) chair line increased by approximately 8.6% compareD to the similar 1999 period. Sales volumes for the Harvard chair line increased approximately 3.2% when compared to the similar 1999 period. The average selling price remained consistent with the prior year for both lines. Accessory sales accounted for approximately $200,000 of the sales increase for the six-month period.

      GROSS PROFIT. Gross profit for the three and six month periods ended December 31, 2000 was approximately $1.8 and $3.5 million, respectively, increasing slightly from $1.8 and $3.4 million for the same three and six month periods in 1999. The gross profit as a percent of net sales decreased to 34.8% for the three month period ended December 31, 2000 as compared to 38.3% for the same period in 1999. For the six-month period ended December 31, 2000 gross profit as a percent of net sales also decreased to 36.3% from 38.3% for the comparable period in 1999. The current year gross profit margins are below the prior year for both periods primarily due to increases in freight and labor costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs for the three and six month periods ended December 31, 2000 increased $261,035 or 17%, and $629,865 or 23%, respectively, from the same periods in 1999. These increases relate primarily to the increased salary and travel costs of additional sales personnel and increased costs of marketing materials. Lower consulting fees helped offset these increases as well as approximately $380,000 in reimbursements of legal fees from the Company's insurance carrier during the first six months of this fiscal year related to the ongoing Ergobilt/Bodybilt arbitration proceeding (See Part II, Item 1 - Legal Proceedings).

      OPERATING INCOME (LOSS). Based on the items discussed above, operating loss for the three month period ended December 31, 2000 was $17,409 as compared to operating income of $218,875 for the similar 1999 period. Operating income for the six-month period ended December 31, 2000 totaled $113,290 as compared to $644,020 for the period ended December 31, 1999.

      OTHER INCOME (EXPENSE). Other income (expense) increased by $3,938 and $10,469, respectively, for the three and six month periods ended December 31, 2000 as compared to the same 1999 periods. The increase was primarily due to slightly lower interest expense in the current periods.

      EARNINGS PER SHARE (EPS). The EPS amounts of $0.00 and $0.05 (basic and diluted) for the three month periods ended December 31, 2000 and 1999, respectively, and $0.03 and $0.14 (basic and diluted) for the six-month periods ended December 31, 2000 and 1999, respectively, are based on the weighted average shares outstanding for basic EPS. Diluted EPS also includes the dilutive effect of common stock options outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of capital are net cash provided by operating activities and its unused capacity under the Revolving Credit Facility (defined below). The Company's primary capital requirements are to fund component parts inventory, receivables, fixed assets, legal fees, research and development activities and product improvements.

      Cash used for operating activities totaled $69,745 for the six month period ended December 31, 2000, as compared to cash provided by operating activities of $75,564 for the six month period ended December 31, 1999. The use of funds for the six month period ended December 31, 2000 related primarily to lower net income along with an increase in accounts receivable related to higher sales in the quarter and an increase in inventories, partially offset by an increase in accounts payable.

      Cash used for investing activities totaled $302,366 and $121,788 for the six month periods ended December 31, 2000 and 1999, respectively. The cash used for investing activities in both periods was primarily comprised of capital expenditures for computers, machinery, equipment and molds used in the production process and new company vehicles.

      Financing activities provided funds totaling $12,761 for the six month period ended December 31, 2000 primarily by issuing debt for a new vehicle, partially offset by the use of funds to reduce long term debt.

      The Company currently maintains a $2.5 million revolving credit facility ("Revolving Credit Facility") with Compass Bank that expires September 30, 2001. Borrowings under this facility are subject to borrowing base requirements and are secured by substantially all of the assets of the Company. At the option of the Company, borrowings bear interest at the prime rate plus .25% or the LIBOR rate plus 1.75%. Interest is payable at maturity of the borrowing in the case of Eurodollar loans and monthly in the case of prime rate loans. At December 31, 2000, no amount was outstanding under the Revolving Credit Facility.

      At December 31, 2000, the Company had two loans outstanding in the amounts of approximately $121,000 and $398,000 pursuant to certain loan agreements incurred in connection with the Company's acquisition in 1996 of the land and building currently used by the Company. The Revolving Credit Facility and the outstanding loan agreements require maintenance of specified levels of tangible net worth and other financial covenants and restrict additional borrowings, the purchase and disposal of assets, the payment of dividends, the purchase of treasury stock and other specified changes in the Company's business.

      On August 25, 2000, the Company signed an agreement with Office Furniture USA to be included in their catalog and to have the Company's products on display in over 140 stores across the United States. The agreement allows the stores to buy products at standard discounts and payment terms; however, it also allows for 365-day payment terms on floor models purchased for each store. As such, the Company expects to carry outstanding receivables of approximately $500,000 for one year related to initial purchases of floor samples. As of December 31, 2000, approximately $86,000 has been purchased as samples subject to the 365-day terms.

      The Company sells its products both to stores owned and franchised by RTB. RTB stores, both corporate and franchised, constitute collectively one of the Company's largest customers. Recent developments at RTB led the Company to believe the collectibility of such accounts receivable balance is unlikely as it relates to RTB's corporate stores, which generate approximately 40% of RTB sales. In response to this knowledge, the Company increased its estimate of the allowance for doubtful accounts by $235,913 related to RTB's corporate stores' accounts receivable balance at June 30, 2000 in its fiscal year June 30, 2000 financial statements. The Company shipped an additional $100,000 worth of product to RTB corporate stores during the first quarter of fiscal 2001 prior to learning of these recent developments, and, as such, the Company increased its allowance by this same amount. All subsequent shipments of product to RTB corporate stores have been made on a cash basis. On November 9, 2000, the Company was informed that RTB had filed for protection under Chapter 11 of the federal Bankruptcy Code.

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

      On October 27, 2000, the Company announced that a management-led group, including Rebecca Boenigk, Jaye Congleton, and other members of the executive management team of the Company, had proposed to acquire all of the outstanding shares of Neutral Posture Ergonomics, Inc. common stock not already owned by the management group for a cash price of $1.72 per share of common stock. The proposed acquisition would be accomplished through a merger of the Company into a new corporation that would be owned by the management-led group. The management-led group currently owns approximately 62% of the Company's outstanding shares of common stock. On January 15, 2001, the special committee voted to recommend that the Board of Directors of the Company approve a merger that would result in the public shareholders of the Company receiving $2.27 per share, increased from the original offer of $1.72 per share. On January 30, 2001, the Company executed a definitive merger agreement that has been approved by the special committee and the Board of Directors.

      The cash consideration to be paid for shares of common stock not already owned by the management group will be approximately $3.3 million including expenses of the transaction. The Company anticipates that it will have sufficient cash on hand on the effective date of the merger to cover the total amount of funds required in connection with the proposed transaction. The Company also has availability under its Revolving Credit Facility either to fund a portion of the merger-related costs of to provide working capital. Upon consummation of the merger, the Company would have minimal operating funds available.

      If, however, the merger is not consummated, the Company believes that cash flow from operations, together with its unused capacity under the Revolving Credit Facility should be sufficient to fund its anticipated operating needs and capital expenditures through fiscal year 2001. Because the Company's future operating results will depend on a number of factors there can be no assurance that the Company's capital resources will be sufficient to fund the Company's operations beyond such date. See "Cautionary Statement" below.

      CAUTIONARY STATEMENT. With the exception of historical information, the matters discussed under "Liquidity and Capital Resources," contain forward-looking statements. There are certain important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements. Certain of the important factors which could cause actual results to differ materially from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, the ability to integrate acquired product lines and related businesses, future national or regional economic and competitive conditions, changes in relationships with customers and suppliers, customer acceptance of existing and new products, collectibility of accounts receivable from customers, pricing pressures due to excess capacity, raw material cost increases, change of tax rates, change of interest rates, declining conditions in the industry, validity of patents, results of arbitration and litigation, availability of key component parts, casualty to or other disruption of the Company's production facility and equipment, delays and disruptions in the shipment of the Company's products and other factors that generally affect business. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

      The first portion of the arbitration hearing was complete in April 2000 when the Company put on its case. In mid-December, arbitration resumed at which time Bodybilt/Ergobilt put on their case. The trial portion of the arbitration has been completed. All post-trial briefing has been scheduled and should be concluded by March 12, 2001. At that time all issues will be before the arbitrator who is expected to take between 60 to 90 days to issue his ruling. As soon as the arbitrator has ruled, enforcement proceedings may occur. Ergobilt/Bodybilt is seeking rescission of the 1991 Settlement Agreement, return of the Patent, attorneys' fees and other damages based on their counterclaims, potentially aggregating up to $38.0 million. The Company is seeking significant damages for trademark infringement, breach of contract, patent infringement, and disparagement, including legal fees, potentially aggregating up to $25.0 million.

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

      On November 24, 2000, the Company and the individual defendants removed the lawsuit to the United States District Court for the Northern District of Texas, Dallas Division, on grounds that all of the plaintiffs' claims are preempted by the Securities Litigation Uniform Standards Act. The defendants also filed, concurrent with the removal papers, a motion to dismiss all claims on the basis of preemption. Plaintiffs have filed their response to such motions, to which defendants have replied. The parties presently await a ruling from the Court. If any claims remain after the Court rules, the Company intends to contest this matter vigorously.

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


                                          NEUTRAL POSTURE ERGONOMICS, INC.

Date:  February 14, 2001                 By:/S/REBECCA E. BOENIGK
                                             Rebecca E. Boenigk
                                             Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


Date:  February 14, 2001                 By:/S/GREGORY A. KATT
                                             Gregory A. Katt
                                             Vice President, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)